Form 10-K
period 2016-12-31
Innocoll Holdings plc
filed 2017-03-16
CIK 1660484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to

Commission File Number: 001-37720

INNOCOLL HOLDINGS PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Unit 9, Block D Monksland Business Park Monksland, Athlone Ireland	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +353 (0) 90 648 6834

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Ordinary Shares, $0.01 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $112.0 million based upon the closing price of the common equity on the NASDAQ Global Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016). In determining this amount, the registrant has assumed solely for this purpose that all of its directors, executive officers and persons beneficially owning 10% or more of the outstanding ordinary shares of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

The number of Ordinary Shares, $0.01 par value per share, of the registrant outstanding as of March 13, 2017 was 29,748,239.

INNOCOLL HOLDINGS PUBLIC LIMITED COMPANY

In this annual report, unless the context otherwise indicates, Innocoll Holdings plc, a public limited company formed under Irish law, is referred to as Innocoll. Innocoll, together with its direct and indirect wholly owned subsidiaries as of the time relevant to the applicable reference, are collectively referred to as the Innocoll Group. Innocoll and its current direct and indirect wholly owned subsidiaries are collectively referred to as “we,” “us,” “our,” “Innocoll” or the “Company.”

 i

Special Note Regarding Forward-Looking Statements.

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

•	our plans to develop and manufacture XaraColl and our other product candidates;

•	the results of clinical trials and non-clinical studies, including new studies that may be required by the U.S. Food and Drug Administration, for XaraColl and our other product candidates;

•	the timing of, and our ability to obtain, regulatory approval of XaraColl and our other product candidates;

•	our ability to submit a revised New Drug Application for XaraColl in a timely manner;

•	our ability to identify additional financing to allow us to continue our operations and pursue our product development programs;

•	the timing of our anticipated launches of XaraColl and our other product candidates;

•	the rate and degree of market acceptance of XaraColl and our other product candidates;

•	the size and growth of the potential markets for XaraColl and our other product candidates and our ability to serve those markets;

•	the regulatory framework and approval process we may become subject to in the event the FDA classifies XaraColl or any other of our products as a drug/device combination;

•	our manufacturing and marketing capabilities;

•	the timing of, and our ability to obtain, regulatory approvals for the expansion of our manufacturing facility;

•	regulatory developments in the United States and foreign countries;

•	our ability to obtain and maintain the scope, duration and protection of our intellectual property rights;

•	statements concerning our corporate and tax domiciles and potential changes to them, including potential tax charges;

•	the accuracy of our estimates regarding expenses and capital requirements;

•	fluctuations in interest rates and currency exchange rates;

•	the accuracy of our assessments regarding pending litigation and our ability to successfully defend against any such claims;

•	the loss of key scientific or management personnel; and

•	our ability to regain compliance with, and thereafter continue to satisfy, the listing requirements of the NASDAQ Global Market or any other national securities exchange upon which our securities may be listed, as well as risks detailed under the caption “Risk Factors” in this annual report on Form 10-K and in our other reports filed with the U.S. Securities and Exchange Commission, or the SEC, from time to time hereafter.

Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology. Such statements include, but are not limited to, statements relating to:

•	XaraColl and our other product candidates;

 ii

•	clinical trials and non-clinical studies for XaraColl and our other product candidates;

•	potential regulatory approvals;

•	future product advancements; and

•	anticipated financial or operational results.

Forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in the forward-looking statements will come to pass.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report, and we assume no obligation to update any such forward-looking statements, other than as required by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to elsewhere in this annual report. Unless otherwise indicated, the information in this annual report is as of December 31, 2016.

 iii

PART I

Item 1. Business.

Overview

We are a global, commercial stage specialty pharmaceutical and medical device company with late stage development programs targeting areas of significant unmet medical need. We utilize our proprietary collagen-based technology platform to develop our biodegradable and fully bioresorbable products and product candidates which can be broken down by the body without the need for surgical removal or applied topically. Using our proprietary processes at our manufacturing facility, we derive and purify bovine and equine collagen and then utilize our technology platform to incorporate the purified collagen into our topical and implantable products. These products combine proven therapeutics, including small molecules and biologics, with highly customized drug release profiles, localized drug delivery and superior handling properties. Innocoll will use code names to refer to its products in development and we expect to seek brand name approval for the names we currently use to refer to our products, which names may change in the future.

Our lead product candidate is XaraColl® for the treatment of post-operative pain. We initiated our Phase 3 trials for XaraColl in the third quarter of 2015. We received data from those Phase 3 efficacy trials for XaraColl in the second quarter of 2016 submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) in October 2016 and we received a Refusal to File Letter from the FDA in December 2016. CollaGUARD, which prevents post-surgical adhesions, has been approved in 12 countries in Asia, the Middle East and Latin America, and we commenced steps required for approval in the United States, including the provision of additional information required by the FDA, in the second quarter of 2016. In 2016, we generated $4.4 million of sales from four marketed products: (i) CollaGUARD, which utilizes our CollaFilm® technology, a transparent, bioresorbable collagen film for the prevention of post-operative adhesions in multiple surgical applications, including digestive, colorectal, gynecological and urological surgeries; (ii) Collatamp® Gentamicin Surgical Implant, or CollatampG, which utilizes our CollaRx® sponge technology, indicated for the treatment or prevention of post-operative infection; (iii) Septocoll®, a bioresorbable, dual-action collagen sponge, indicated for the treatment or prevention of post-operative infection, which we manufacture and supply to Biomet Orthopedics Switzerland GmbH, or Biomet; and (iv) RegenePro, a bioresorbable collagen sponge for dental applications which we manufacture and supply to Biomet 3i. We utilize our proprietary collagen-based technology platform to develop our biodegradable and bioresorbable products and product candidates. We manufacture our products in our own commercial scale facility. We have strategic partnerships in place with large international healthcare companies, such as Takeda, EUSA Pharma and Biomet, which market certain of our approved products in their applicable territory within Asia, Australia, Canada, Europe, Latin America, the Middle East, and the United States.

Summaries of Our Product Candidates

XaraColl (INL-001)

Our first lead product candidate, XaraColl, is an implantable, bioresorbable collagen matrix that we designed to provide sustained post-operative pain relief through controlled delivery of bupivacaine at the surgical site. The current standard of care for the treatment of post-operative pain relies heavily on the use of opioids supplemented by other classes of pain medications, the combination of which is known as multi-modal pain therapy. However, 75% of patients receiving standard treatments still report inadequate post-operative pain relief and many patients report adverse events from these medications. Opioid-related adverse events, such as nausea, constipation and respiratory depression, which are potentially severe, may require additional medications or treatments and prolong a patient’s hospital stay, thereby increasing overall treatment costs significantly. Additionally, opioids are highly addictive and induce drug resistance and tolerance. Given the negative side effects and costs associated with opioid use in particular, there is increasing focus from hospitals, payors and regulators on treatments that reduce opioid use in the treatment of post-operative pain.

In 2016, Innocoll conducted 10 market research studies in the U.S. with 556 hospital decision makers including 484 surgeons, 27 pain specialists, and 45 Pharmacy & Therapeutic (P&T) members.  The objectives of this research were to assess the potential market opportunity for XaraColl. Our findings indicated an interest in the broad use of non-opioid based long-acting local anesthetics.  The XaraColl profile was seen as favorable by participants both due to its opioid reduction data, pain reductions on top of normal care and the consistency of results across two large studies.  In addition, participating surgeons were curious to learn more about our matrix drug-delivery format, viewing our delivery system as novel and targeted.  XaraColl clinical investigators found the matrix very easy to use, with little instruction required.  When shown the Phase 3 clinical trial results and a hypothetical hernia label, 272 surgeon survey respondents projected use of XaraColl across a broad array of soft tissue surgeries, as well as in orthopedic procedures, although we will only be able to market XaraColl for those indications that it is approved for. Respondents indicated that P&T acceptance will likely hinge on price and on strong demand from surgeons.

XaraColl has been studied in one Phase 1, four Phase 2 and two pivotal Phase 3 clinical trials. Findings from the two identical multicenter, double-blind, placebo-controlled Phase 3 studies demonstrated the effectiveness of locally placed INL-001 in reducing both pain intensity and the need for opioid rescue medication after surgery, as well as the reproducibility of the treatment effects. In each study, subjects treated with INL-001 had statistically significantly less pain from Time 0 through the first 24 hours (SPI24; p≤0.0004; primary endpoint) and through 48 hours (SPI48; p=0.0033) in the combined analysis compared with subjects treated with placebo. These reductions in pain intensity were coupled with less total opioid rescue medication usage in the INL-001 group compared with the placebo group. A key secondary endpoint in the pivotal Phase 3 clinical trials was the sum of pain intensity over 48 hours (SPI48), and the pooled data of the two studies were statistically significant for this endpoint (p=0.0033). Study-2 achieved a statistically significant result (p=0.0270), and Study-1 trended toward, but did not achieve statistical significance (p=0.0568). Another key secondary endpoint was the sum of pain intensity over 72 hours (SPI72). The pooled data of the two pivotal Phase 3 clinical studies for this endpoint were statistically significant, although neither individual study achieved statistical significance for SPI72.

On the basis of the positive data from our Phase 3 clinical program, we submitted an NDA for XaraColl at the beginning of the fourth quarter of 2016 and subsequently received a Refusal to File Letter on December 23, 2016 from the FDA. In February 2017, our representatives attended a Type-A meeting with representatives of the FDA to review potential pathways forward following our receipt of the Refusal to File Letter and to review a proposed plan for proceeding with additional studies that would allow us to file a revised NDA for XaraColl. During the meeting, we proposed a plan designed to allow us to submit a revised NDA to the FDA by the latter part of 2017. We proposed conducting an additional short-term pharmacokinetic study and several short-term non-clinical studies. Under current practice before the FDA, we received limited feedback during the meeting and we expect to receive shortly from the representatives of the FDA formal written meeting minutes of our Type-A meeting, which will serve as the official record of the response of the FDA to our proposal during the meeting. If the FDA concurs with our plan, we will commence the additional studies, and if the results are positive, we would submit a revised NDA to the FDA soon after the completion of the studies. However, if the FDA suggests that studies beyond those that we proposed would be necessary, or if the results of the studies that we proposed are not positive, we would not likely be able to submit our revised NDA for an extended period of time, if at all.

We intend to continue to build commercial capabilities in the U.S. to effectively support our brands, including XaraColl, in the U.S. In Europe, we plan to work with the European Medicines Agency, or EMA, to finalize our regulatory pathway based on Scientific Advice received from the EMA in late October 2015. We will, however, continue to evaluate the benefits of select partnerships or co-promotion alternatives if we believe it is in the best interest of shareholders, and the success of our brands, now or into the future.

Cogenzia (INL-002)

Cogenzia (which was previously our second lead product candidate), is a topically applied, bioresorbable collagen sponge for the treatment of Diabetic Foot Infections (DFIs). Cogenzia is designed to release a high dose of gentamicin directly at the site of DFIs. The clinical development programs (COACT 1 and 2) for Cogenzia were completed in the fourth quarter 2016. Cogenzia and the placebo collagen-matrix were well-tolerated in both studies.  Incidence of overall adverse events was similar across all three treatment arms in the two Phase 3 studies. However, COACT 1 and 2 both failed to meet their primary end point of clinical cure of infection after 28 days versus either placebo plus Standard Of Care (SOC) or SOC alone.

While there were trends toward clinical response (clinical cure plus improvement) in the Cogenzia arm and the placebo collagen-matrix arm, neither study achieved statistical significance on the primary endpoint of clinical cure after 28 days.  While Innocoll continued to analyse sub populations of patients within the studies, the full dataset confirmed that the addition of gentamicin delivered topically through Cogenzia, in conjunction with SOC, does not confer sufficient additional clinical benefit over the placebo collagen matrix, administered with SOC, or SOC alone, in patients with moderate to severe diabetic foot ulcer infections.

Cogenzia has previously been approved in Argentina, Australia, Canada, Jordan, Mexico, Russia and Saudi Arabia. We have filed five patent applications for Cogenzia in Australia, Canada, Europe, Japan and the United States,

all of which are currently in the examination phase. If and when our patents are issued, we expect patent protection for Cogenzia in the United States and Europe to expire at the earliest in 2031.

The clinical development programs (COACT 1 and 2) for Cogenzia were discontinued in the fourth quarter of 2016 following the failure of these Phase 3 trials to meet their primary end point of clinical cure of infection after 28 days versus either placebo plus SOC or SOC alone.

CollaGUARD (INL-003)

CollaGUARD is our translucent, bioresorbable collagen film for the prevention of post-operative adhesions in multiple surgical applications, including digestive, colorectal, gynecological and urological surgeries. The global market for anti-adhesion products is difficult to accurately measure, but it was estimated at approximately $1.0 billion in 2014. We believe that CollaGUARD’s unique combination of features for optimal handling, ease-of-use, hemostatic properties and anti-adhesion performance sets it apart from its competitors. Unlike other competitive products, CollaGUARD can be used in both open and laparoscopic procedures. CollaGUARD is highly robust and can withstand suturing or stapling if required during a procedure and is fully biodegradable and is designed to be safely and completely resorbed over approximately three to five weeks post implantation. CollaGUARD is also translucent which allows for constant visibility of the surgical field. In addition, CollaGUARD is highly stable at room temperature and has up to a five-year shelf life.

CollaGUARD is regulated as a Class III device in the United States and we expect it will require a single pivotal clinical trial to support premarket approval, or PMA, by the FDA. In the first quarter of 2015, we initiated a second pilot efficacy study in patients undergoing gynecological laparoscopic adhesiolysis. However, we decided to terminate the second pilot efficacy study in favor of a planned pilot efficacy study in patients undergoing myomectomy via open laparotomy to be performed in the U.S. under an Investigational Device Exemption, or IDE. We anticipate that data from this pilot study will help us to finalize the design of the U.S. pivotal study protocol. In the fourth quarter of 2015, we completed a pilot clinical study for CollaGUARD, run in the Netherlands, in patients undergoing intrauterine adhesiolysis via operative hysteroscopy. A clinical study report for this study confirmed the ease of use and safety profile for CollaGUARD in this patient population. We held our pre-IDE submission meeting with the FDA in the first quarter of 2016, in which we agreed on a non-clinical development plan that will be completed and reported prior to our filing a full IDE package, which we expect to file in the second half of 2017 with the Pilot (Feasibility) Clinical Study to be initiated after approval. CollaGUARD has been approved in 12 countries in Asia, Latin America and the Middle East and we have launched the product in certain of these territories through our established distribution partners, such as Takeda, which launched and distributed CollaGUARD in Russia in 2014 and received approval in the first quarter of 2015 for the product in Belarus, Ukraine and Kazakhstan.

The initial European CE certificate for CollaGUARD was valid from October 7, 2011 to July 26, 2015. In accordance with normal practice for device recertification, we compiled an updated Design Dossier and submitted this to our European Notified Body (TÜV SÜD, Munich, Germany) in December 2014. As part of our application for recertification, we included an updated literature-based Clinical Evaluation Report and a Post Market Clinical Follow-up (or PMCF) Plan, which rationalized the objectives of our ongoing clinical investigations in accordance with the current 2012 European Guideline for PMCF studies. However, prior to the expiration of the original certificate, the Notified Body requested that we revise our PMCF plan to additionally include a direct clinical comparison of CollaGUARD’s performance and safety compared to another CE-certified adhesion barrier. In March 2016, we met with the Notified Body to seek clarification. At the meeting, TÜV SÜD agreed that current European medical device regulations do not specifically require that our PMCF plan include such a clinical comparison, and agreed with our proposal for an updated PMCF based on the pilot clinical study in open myomectomy patients, as was agreed with FDA at the pre-IDE meeting. Provided TÜV SÜD determines that the clinical data from the U.S. pilot study are supportive, then recertification would be possible at that time based on an updated Technical Dossier and Clinical Evaluation. Until a new CE-certificate has been issued, we will not supply CollaGUARD to our marketing partners for sale in Europe or other affected territories.

We submitted a family of patent applications aimed at protecting CollaGUARD on an international basis, including Australia, Canada, Eurasia, Europe, Japan, Mexico, and the United States, which are currently in the examination phase. If issued, these patents are expected to expire at the earliest in 2033 in the United States.

Our Products

Our current late-stage product candidate pipeline is summarized in the table below, including expected milestones:

*References to all events in the table denote expected timing of the events. Timing is subject to possible change. Any FDA Approval is subject to positive pivotal trial results as well as other FDA determinations on various matters.

XaraColl

XaraColl is an implantable, bioresorbable collagen matrix designed to provide sustained post-operative pain relief through the controlled local delivery of bupivacaine at the surgical site, thereby reducing the need for systemic opioids in the treatment of post-operative pain. Bupivacaine is a local anesthetic that blocks propagation of nerve signals via sodium channel antagonism. We designed XaraColl to:

•	provide an initial rapid burst of bupivacaine followed by slower, sustained release that delivers effective analgesia up to a 72 hour period, the crucial timeframe that impacts a patient’s quality and duration of recovery;

•	provide safe and effective pain relief as part of a multi-modal therapy;

•	reduce opioid use and related adverse events;

•	target both the incisional and deep visceral pain components associated with moderate and major surgery;

•	reduce patient costs, including those associated with length of hospital stay;

•	be used in both open and laparoscopic surgery; and

•	be easily positioned at different layers within the surgical wound.

XaraColl was developed using our proven and commercialized collagen sponge matrix technology, CollaRx. XaraColl is an intraoperative implant that is fully bioresorbable and delivers the local anesthetic, bupivacaine, directly to the surgical site. We designed XaraColl to provide post-operative analgesia for up to 72 hours after surgery. By placing XaraColl directly in contact with the traumatized tissue surfaces, surgeons can sustain an effective drug concentration at both the visceral and incisional sites of surgical wound pain.

Post-operative Pain Market Overview

There are approximately 46 million inpatient and 53 million outpatient surgeries performed in the United States each year. Traditionally, the standard of care for the treatment of post-operative pain relied heavily on the use of opioids supplemented by other classes of pain medications and delivery mechanisms, including non-steroidal anti-inflammatory drugs, or NSAIDs, acetaminophen and wound infiltration with local anesthetics, the combination of which is known as multi-modal pain therapy. However, 75% of patients receiving standard treatments still report inadequate post-operative pain relief and many patients report adverse events from these medications. Unrelieved acute pain can lead to longer post-operative recovery time, delayed ambulation, higher incidence of surgery related complications, increased intensive care unit and hospital length of stays, hospital readmission, progression from acute to chronic pain and reduced levels of daily functioning. The table below summarizes the properties of various options available for the treatment of post-operative pain.

Properties of Post-operative Pain Management

Treatment	Administration	Duration of Action	Reported Adverse Events
Opioids	Constant infusion / Multiple administrations	4-6 hours	Sedation, dizziness, nausea, vomiting, constipation, physical dependence, tolerance and respiratory depression
PCA and Elastomeric Bag Systems	Constant infusion / Multiple administrations	Dependent on device settings and duration of use	May introduce catheter-related issues such as infection
NSAIDs	Multiple administrations	4-6 hours	Increased risk of bleeding and gastrointestinal and renal complications
Acetaminophen	Multiple administrations	6-8 hours	Liver toxicity
Local Anesthetics	Single	≤8 hours	Mild
Injectable Suspensions	Single	Up to 24 hours (per label)	Mild
XaraColl	Single	Intended up to 48-72 hours	Mild
4

•	Opioids. Opioids, such as morphine, are the mainstay of post-operative pain management, but are associated with a variety of unwanted and potentially severe side effects, leading healthcare practitioners to seek opioid-sparing strategies for their patients. Opioid side effects include sedation, nausea, vomiting, urinary retention, headache, itching, constipation, cognitive impairment, respiratory depression and death. Most importantly, opioids are highly addictive and induce drug resistance and tolerance. These side effects may require additional medications or treatments and may prolong a patient’s stay in the post-anesthesia care unit and the hospital or ambulatory surgery center, thereby increasing overall treatment costs significantly.

•	PCA and Elastomeric Bag Systems. Opioids are often administered intravenously through patient-controlled analgesia, or PCA, systems in the immediate post-operative period. PCA post-operative pain management for three days can cost up to $500, excluding the costs of treating opioid complications. In an attempt to reduce opioid consumption, many hospitals employ elastomeric bag systems designed to deliver bupivacaine to the surgical area through a catheter over a period of time. This effectively extends the duration of bupivacaine in the post-operative site, but has significant shortcomings. PCA systems and elastomeric bag systems are clumsy and difficult to use, which may delay patient ambulation and introduce catheter-related issues, including infection. In addition, PCA systems and elastomeric bags require significant additional hospital resources to implement and monitor.

•	NSAIDs. NSAIDs are considered to be useful alternatives to opioids for acute pain relief because they do not produce respiratory depression or constipation. Despite these advantages, the use of injectable NSAIDs, such as ketorolac and ibuprofen, is severely limited in the post-operative period because they increase the risk of bleeding and gastrointestinal and renal complications.

•	Acetaminophen. Oral and suppository formulations of acetaminophen have long been used to manage pain, including pain in a post-operative setting. Recently, the FDA approved an IV formulation of acetaminophen, Ofirmev, for the management of post-operative pain to avoid the slow onset of the analgesic effects after oral delivery. Acetaminophen is considered not only a viable alternative to NSAIDs, but also can be combined with NSAIDs for an additive effect. However, in any formulation, acetaminophen increases the risk of liver damage or failure which limits the ability to administer it at high dosages or over an extended period of time.

•	Local Anesthetics. Treatment of post-operative pain typically begins at the end of surgery, with local anesthetics, such as bupivacaine, administered by local infiltration. Though this infiltration provides a base platform for the treatment of post-operative pain for the patient, efficacy of conventional bupivacaine and other available local anesthetics is limited, lasting approximately eight hours or less. As local infiltration is not practical after the surgery is complete, and as surgical pain is greatest in the first few days after surgery, additional therapeutics are required to manage post-operative pain.

•	Injectable Suspensions. Exparel®, a liposomal injection of bupivacaine, indicated for administration in the surgical site to produce post-operative analgesia, was commercially launched in the United States in 2012. Exparel has demonstrated significant reduction in pain intensity up to 72 hours post-surgery, based on Pacira Pharmaceuticals, Inc.’s hemorrhoidectomy data. However, between 24 and 72 hours after administration, as per its label, Exparel showed minimal to no difference on mean pain intensity when compared to placebo. Exparel should be stored under refrigerated conditions and has a reported shelf life of 30 days when stored at room temperature in sealed (unopened) vials.

•	XaraColl’s Approach. Given the negative side effects and the costs associated with opioid use in particular, there is an increasing focus from hospitals, payors and regulators on treatments that reduce opioid use for the treatment of post-operative pain. We believe that XaraColl, in combination with NSAIDs, acetaminophen and/or local anesthetics, has the potential to become a cornerstone in the treatment of post-operative pain, focusing on opioid reduction or elimination.

XaraColl (INL-001) Clinical Data

XaraColl has been studied in one Phase 1 and four completed Phase 2 clinical trials enrolling 184 patients, including 103 patients in two Phase 2 trials in hernia repair at doses of 100 mg and 200 mg of bupivacaine. Results from both trials demonstrated that XaraColl reduces both pain intensity and opioid consumption with the 200 mg dose resulting in an overall greater combined effect at 48 hours.

Phase 1 Trials

We conducted an open-label, single site, Phase 1 pharmacokinetic and safety trial in 12 women undergoing total abdominal hysterectomy for a non-cancerous condition. Pharmacokinetic trials study the interactions of a drug and the body in terms of its absorption, distribution, metabolism and excretion. Three XaraColl 50 mg sponges (150 mg total dose) were implanted; the first over the vaginal vault, the second along the line of peritoneal closure, and the third along the line of rectal sheath closure. Serum samples were obtained through 96 hours for pharmacokinetic analysis and safety was assessed through 30 days. Patients were maintained on a non-opioid oral analgesic regimen according to institutional standards through 96 hours and also given access to intravenous morphine via PCA during the first 24 hours. Pain intensity was assessed at regular intervals using a 100 mm visual analog scale. XaraColl exhibited a biphasic and sustained release pharmacokinetic profile with an early peak typically observed within the first 2 hours followed by a second, generally higher peak up to 24 hours later. The individual maximum serum concentrations ranged from 0.14 to 0.44 μg/ml (mean 0.22 μg/ml), which are well below the accepted neuro- and cardio-toxicity thresholds for bupivacaine. Patient use of PCA morphine for breakthrough pain compared favorably with institutional experience and pain scores were generally low. XaraColl was considered safe and well tolerated at a dose of 150 mg.

Phase 2 Clinical Trials in Open Hernia Repair

We conducted two independent, multicenter, double-blind, placebo-controlled trials to evaluate the efficacy and safety of XaraColl in men undergoing unilateral inguinal hernia repair by open laparotomy. Our primary and secondary efficacy endpoints in the trials included (i) SPI and (ii) the total consumption of opioid analgesia, or TOpA (mg of IV morphine equivalent), each analyzed at 24, 48 and 72 hours after surgery, respectively.

In the first trial, we randomized 53 patients to receive either two XaraColl 50 mg sponges for a total dosage of 100 mg bupivacaine (24 patients) or two placebo sponges (29 patients). In all cases, one sponge was placed beneath the hernia repair mesh and the second placed below the laparotomy incision. During patient recovery, immediate post-operative pain was treated with intravenous morphine at incremental doses of 1 to 2 mg, as needed to achieve pain control. Once patients could tolerate oral medication, they were provided with opioid tablets as rescue analgesia and instructed to take only if necessary for breakthrough pain. Patients assessed their post-operative pain intensity after aggravated movement (cough) on a 0 to 100 mm visual analogue scale at regular intervals through 72 hours. Their use of supplementary opioid medication was also recorded. Safety was assessed through 30 days. XaraColl-treated patients in this first trial reported significantly less pain through 24 hours (44% reduction; p = 0.001), 48 hours (37% reduction; p = 0.012) and 72 hours (34% reduction; p = 0.030). They also took less opioid medication through each time point (25%, 16% and 17% reduction, respectively), although these reductions were not statistically significant (p = 0.123, 0.359, and 0.396, respectively).

Based on the safety and efficacy results we observed at the 100 mg dose, we conducted a second multicenter, double-blind, placebo-controlled hernia repair trial, implanting two XaraColl 100 mg sponges for a total dosage of 200 mg. We enrolled 50 patients, 25 randomized to each group, and performed the same efficacy analyses as the first trial. In this second trial, XaraColl-treated patients took significantly less opioid medication through 24 hours (44% reduction; p = 0.004) and 48 hours (36% reduction; p = 0.042), with a trend towards statistical significance at 72 hours (31% reduction; p = 0.094). Of the patients that received XaraColl, 16% did not require any opioid rescue analgesia, compared to 0% in the control group. Although XaraColl-treated patients in the 200 mg also reported less pain (22%, 18%, and 19% reduction through 24, 48, and 72 hours, respectively) these results were not statistically significant. These results are in contrast to the pain intensity results achieved in the 100 mg trial where statistical significance was demonstrated for this parameter.

Results from the efficacy analyses are presented in the table below. p-values of less than or equal to 0.05, representing a less than a 5% probability that the observed difference occurred by chance alone, were considered statistically significant and p-values larger than 0.05, but less than or equal to 0.10, were considered a statistical trend.

Efficacy of XaraColl in Open Hernia Repair

Observed Treatment Effect vs. Placebo Control

Summed Pain Intensity (SPI)

	100 mg trial (n = 53)			200 mg trial (n = 50)
Efficacy Endpoint	Mean reduction	p-value		Mean reduction	p-value
24 hours	44%	0.001	*	22%	0.080	**
48 hours	37%	0.012	*	18%	0.178
72 hours	34%	0.030	*	19%	0.184

Total Use of Opioid Analgesia (TOpA)

	100 mg trial (n = 53)		200 mg trial (n = 50)
Efficacy Endpoint	Mean reduction	p-value	Mean reduction	p-value
24 hours	25%	0.123	44%	0.004	*
48 hours	16%	0.359	36%	0.042	*
72 hours	17%	0.396	31%	0.094	**

*statistically significant

**statistical trend

Patients experiencing an opioid-related adverse event in the United States had a 55% longer hospital stay than those without such events, a 47% higher hospitalization cost, a 36% increased risk of 30-day readmission and a 3.4 times greater risk of in-patient mortality in 2013. We also observed that at the higher 200 mg dose, 16% (4/25) of patients did not require any opioid rescue analgesia throughout the 72 hours, compared to 0% in the corresponding placebo control group. Accompanying the significantly reduced use of rescue analgesia, we also observed a 52% reduction in the number of patients who reported any adverse event commonly associated with consumption of opioids. In addition, there was an increase of 102% in time until patients first used rescue medication following discharge from the post-anesthesia care unit. Furthermore, we found that nausea events reported by XaraColl-treated patients were generally less severe and of shorter duration, while more patients in the control group received antiemetic medication for nausea. We believed that increasing the dosage of XaraColl from 200 mg to 300 mg in Phase 3, would result in a higher number of patients avoiding taking opioid medication than was observed in Phase 2 as well as a further reduction in opioid-related adverse events.

In both trials, XaraColl was generally considered safe and well tolerated. Most adverse events reported by patients were considered mild and none were considered related to XaraColl. The most commonly reported adverse events included headache, rash and gastrointestinal effects such as nausea and constipation.

Phase 2 Clinical Trial in Open Gynecological Surgery

In 2008, for the purpose of comparing the clinical performance of XaraColl with the then-leading, commercially-available product, we designed and conducted a randomized, multicenter trial to compare the efficacy of XaraColl with ON-Q. Prior studies had reported reduced use of opioid analgesia in patients fitted with ON-Q. However, the device is expensive, requires subsequent removal of the indwelling catheter by nursing/hospital staff and is relatively cumbersome.

In our trial, we randomized 27 women undergoing total abdominal hysterectomy or similar open gynecological surgery to receive either three XaraColl 50 mg implants (150 mg total dose divided between the vaginal vault, the peritoneal incision, and along the rectal sheath), or ON-Q (900 mg bupivacaine continuously perfused post-operatively over 72 hours). Following surgery, patients had access to intravenous morphine via a PCA pump as rescue analgesia for the first 24 hours and to oral opioid medication thereafter. Cumulative use of opioid analgesia was compared across treatment groups through 24, 48, 72, and 96 hours after surgery, as described in the table below.

Performance of Three XaraColl 50mg Implants (150 mg) vs. ON-Q Painbuster
900 mg Continuous Perfusion

	Mean Total Use of Opioid Analgesia (TOpA; mg IV morphine equivalent)
Time Post-operative	On-Q 900 mg (n=13)	XaraColl 150 mg (n=14)	Mean reduction	p-value
24 hours	67.0	46.9	30%	0.067	*
48 hours	74.9	55.4	26%	0.100	*
72 hours	85.4	62.0	27%	0.089	*
96 hours	90.8	67.9	25%	0.129

*depicts a statistical trend if < 0.1.

Despite delivering only one-sixth (17%) of the total ON-Q bupivacaine dosage, we demonstrated that XaraColl was potentially more effective in providing post-operative analgesia than continuous bupivacaine infusion over 72 hours, with statistical trends towards reduced opioid consumption in favor of XaraColl through 24, 48 and 72 hours. We believe that by implanting XaraColl at different depths within the surgical wound, we may target delivery of anesthetic to the major sites of surgical trauma more efficiently than is possible with continuous infusion via an indwelling catheter.

Phase 3 Pharmoacokinetic & Safety Trials

In the second half of 2014, we commenced a multicenter, blinded, randomized, single dose study in the United States in subjects scheduled for elective inguinal hernioplasty via open laparotomy. The objectives of this study were to determine the pharmacokinetics and relative bioavailability, and to evaluate the safety of XaraColl 200 mg and XaraColl 300 mg as compared to the bupivacaine 150 mg infiltrate containing epinephrine. All subjects had measurable bupivacaine plasma concentrations 30 minutes after sponge implantation or infiltration. Mean bupivacaine plasma concentrations were comparable between the XaraColl 200 mg group and the bupivacaine 150 mg infiltration group through the first 24 hours after study drug administration. From approximately 25 hours after dosing through the end of the 96-hour observation period, mean bupivacaine plasma concentrations were higher in the XaraColl 200 mg group compared with the bupivacaine 150 mg infiltration group suggesting the availability of more drug over the observation period in the XaraColl group compared with the bupivacaine 150 mg infiltration group.

Mean bupivacaine plasma concentrations were higher in the XaraColl 300 mg group compared with the XaraColl 200 mg and the bupivacaine 150 mg infiltration group throughout the 96-hour observation period. Mean plasma concentrations in the XaraColl 300 mg group peaked at 3 hours, and bupivacaine concentrations in this group were sustained above the peak level attained in both the bupivacaine 150 mg infiltration and XaraColl 200 mg groups from 1 hour through 24 hours after implantation/administration of study drug. At 72 hours and 96 hours, mean plasma concentrations of bupivacaine in the XaraColl 300 mg were nearly double that of the XaraColl 200 mg group. The highest individual bupivacaine plasma concentration in this study was 777 ng/mL for a subject in the XaraColl 300 mg group. This concentration is 2.5 times lower than the threshold concentration that has been associated with signs and symptoms of bupivacaine toxicity (2000 ng/mL). Areas under the plasma concentration time curve (AUC) were dose proportional for XaraColl 200 mg and XaraColl 300 mg relative to the bupivacaine 150 mg infiltration. The relative maximum concentrations (Cmax) for XaraColl 200 mg and XaraColl 300 mg were approximately 80% of the Cmax for the bupivacaine 150 mg infiltrate. The mean elimination half-life was approximately twice as long for the Xaracoll groups compared to the bupivacaine infiltrate. These findings suggest slower release of bupivacaine over time from the XaraColl bupivacaine sponges compared with the bupivacaine infiltrate.

XaraColl was well tolerated. No adverse event was considered related to study drug and no adverse event met the criteria for serious. No subject was discontinued due to an adverse event. No signs or symptoms of bupivacaine toxicity were observed in any patient.

The FDA has reviewed the data from this study and agreed with Innocoll’s decision to proceed with the evaluation of the single 300mg dose of XaraColl in the subsequent Phase 3 program.

Pivotal Phase 3 Clinical Trials

In May 2016, we received data from our pivotal Phase 3 clinical trials for XaraColl. Our MATRIX Phase 3 studies had identical designs and were randomized, placebo-controlled, double-blinded trials to investigate the safety and efficacy of XaraColl for the treatment of postoperative pain following open hernia repair with mesh. These trials were undertaken in the United States at 22 sites and 25 sites, respectively. The MATRIX-1 study enrolled 305 patients and the MATRIX-2 study enrolled 319 patients aged 18 and older and sum of pain intensity data was evaluated based on a modified intent to treat population (MITT), including all randomized patients who received any dose of XaraColl or placebo and who had at least one numerical rating pain intensity score prior to discharge. Patients with a unilateral inguinal hernia undergoing open hernioplasty with mesh placement were treated in one of the two arms per study with either three 100 mg XaraColl matrices for a total dose of 300 mg of bupivacaine hydrochloride, or three placebo matrices. The matrices were placed at the site of the hernia repair in order to provide local levels of bupivacaine directly at the location of surgical trauma. Patients received background medication of 650 mg of acetaminophen administered three times daily, with access to opioids, as needed. The primary efficacy endpoint in both Phase 3 studies was SPI24 (the time-weighted sum of pain intensity) over 24 hours comparing the XaraColl matrix to placebo. Additional endpoints were SPI at 48 and 72 hours, as well as total opioid use at 24, 48 and 72 hours and time to first opioid use. Safety was evaluated through the collection of adverse events through 30 days postoperatively.

XaraColl showed consistency across both studies in treatment effect for pain reduction and opioid reduction. The primary efficacy endpoint, the sum of pain intensity over 24 hours comparing XaraColl to placebo, met statistical significance in both the MATRIX-1 (p=0.0004) and MATRIX-2 (p<0.0001) studies. These highly statistically significant results make XaraColl the first long-acting, opioid-sparing, local analgesic to meet primary endpoints of Phase 3 clinical trials in hernia repair, a highly painful and commonly performed surgery. The p-value is a measure of probability that the difference between the placebo group and the XaraColl group is due to chance (e.g., p = 0.01 means that there is a 1% (0.01 = 1.0%) chance that the difference between the placebo group and the XaraColl group is the result of random chance as opposed to the XaraColl treatment). A p-value less than or equal to 0.05 (0.05 = 5%) is commonly used as a criterion for statistical significance, with p-values of less than or equal to 0.001 considered highly statistically significant (a less than one in a thousand chance of being the result of random chance).

A key secondary endpoint in the MATRIX trials was the sum of pain intensity over 48 hours (SPI48). The pooled data of the two MATRIX studies were statistically significant for this endpoint (p=0.0033). MATRIX-2 achieved a statistically significant result (p=0.0270), and MATRIX-1 trended toward, but did not achieve statistical significance (p=0.0568). Another key secondary endpoint was the sum of pain intensity over 72 hours (SPI72). The pooled data of the two MATRIX studies for this endpoint were statistically significant, although neither individual study achieved statistical significance for SPI72.

The MATRIX trials also looked at multiple opioid-sparing secondary endpoints such as total use of opioid rescue medication use at 24, 48 and 72 hours and time to first opioid use. Both trials also demonstrated that XaraColl reduced the total use of opioid rescue pain medication through 24 hours post hernia repair, as both results were highly statistically significant. Both trials demonstrated with statistical significance that XaraColl increases the time prior to the first use of opioids.

The incidence of overall adverse events reported in the XaraColl treatment group was similar to the placebo treatment group in both trials, and the incidence of discontinuation was very low and balanced across the treatment arms and across both studies. There were no XaraColl-related serious adverse events. Opioid-related adverse events (nausea, vomiting and constipation) were higher in the placebo arms of both trials.

Plans for Resubmission of NDA

On the basis of the positive data from our Phase 3 clinical program, we submitted an NDA for XaraColl at the beginning of the fourth quarter of 2016 and subsequently received a Refusal to File letter on December 23, 2016 from the FDA. In February 2017, our representatives attended a Type-A meeting with representatives of the FDA to review potential pathways forward following our receipt of the Refusal to File Letter and to review a proposed plan for proceeding with additional studies that would allow us to file a revised NDA for XaraColl. During the meeting, we proposed a plan designed to allow us to submit a revised NDA to the FDA by the latter part of 2017. We proposed conducting an additional short-term pharmacokinetic study and several short-term non-clinical studies. Under current practice before the FDA, we received limited feedback during the meeting and we expect to receive shortly from the representatives of the FDA formal written meeting minutes of our Type-A meeting, which will serve as the official record of the response of the FDA to our proposal during the meeting. If the FDA concurs with our plan, we will commence the additional studies, and if the results are positive, we would submit a revised NDA to the FDA soon after the completion of the studies. However, if the FDA suggests that studies beyond those that we proposed would be necessary, or if the results of the studies that we proposed are not positive, we would not likely be able to submit our revised NDA for an extended period of time, if at all.

Cogenzia (INL-002)

Cogenzia, is a topically applied, bioresorbable collagen sponge for the treatment of DFIs. We designed Cogenzia to release a high dose of gentamicin directly at the site of DFIs. After surgical debridement to remove any necrotic tissues, the Cogenzia sponge is applied daily to the DFI and covered with a secondary wound dressing. Cogenzia is highly flexible and will take the shape of the wound bed, minimizing exudate build-up. A high local concentration of gentamicin would penetrate the wound directly, delivering an optimal concentration of drug precisely where it is needed with minimal systemic absorption. The type-1 collagen in Cogenzia, manufactured using our proprietary technologies, is a natural and well-established biocompatible material that can help stimulate the growth of new tissue in the wound bed and accelerate the natural process of wound healing.

Gentamicin is typically delivered systemically which limits maximum possible dosage levels due to its adverse effects and toxicity risks on patients at higher dosage levels. Therefore, it has historically only been used to treat Gram negative bacteria. However, gentamicin’s antibacterial efficacy is concentration dependent, and at higher dose levels has been shown to provide broad spectrum coverage of both Gram positive and Gram negative bacteria including methicillin-resistant Staphylococcus aureus, or MRSA, all of which may be present in DFIs.

The chart below compares published information of the estimated gentamicin concentration levels achievable by delivering gentamicin locally with Cogenzia compared to the peak safe serum levels obtained from systemic delivery. In a published study by Stemberger et al., it was demonstrated that gentamicin begins to achieve broad spectrum microbial coverage at 16 μg/ml and reaches complete broad spectrum coverage at concentrations of >512 μg/ml, both of which exceed the maximum safe peak serum level of gentamicin when delivered systemically (10-12 μg/ml). According to a publication by Dr. Benjamin Lipsky et al., Cogenzia is expected to deliver local concentrations of gentamicin of approximately 1000 μg/ml, which exceeds the concentration required to achieve broad spectrum coverage facilitating eradication of pathogens present at the infected wound site.

Comparison of Achievable
Local vs. Systemic Concentrations of Gentamicin

Preliminary data suggested that Cogenzia is able to deliver a higher dose of gentamicin locally at the infection site than can be achieved by systemic delivery, providing broad spectrum coverage of bacteria safely without the side effects and toxicity risks associated with systemic delivery at higher dosage levels, while minimizing the risk of resistance. There are currently no topical agents approved for the treatment of DFIs. We believe this topical route of administration, in combination with systemic antibiotic therapy, has the potential to become the standard of care first line treatment of all types of DFIs, including mild, moderate and severe infections.

We filed an IND for Cogenzia in November 2006. The clinical protocols for our Phase 3 registration trials were agreed upon with the FDA under an SPA, and have also been accepted by the EMA under the Scientific Advice procedure. We initiated the Cogenzia Phase 3 clinical program in both the United States, Australia and Europe during 2016.

Cogenzia Clinical Data

Phase 2 Clinical Trial in Diabetic Foot Infections

In our multicenter, randomized, placebo-controlled Phase 2 trial involving 36 patients, Cogenzia (50 mg or 200 mg) was applied daily for up to 28 days in combination with systemic antibiotic therapy for the treatment of moderately-infected diabetic foot ulcers, with the control group receiving systemic therapy alone. Patients were treated for at least 7 days and continued treatment until the investigator determined that all signs and symptoms of infection had resolved, up to a maximum of 28 days. A final test-of-cure and safety assessment for each patient was performed 2 weeks after completion of treatment. The investigator performed clinical assessments at regular study visits while the patient was undergoing antibiotic therapy (i.e., days 3, 7, 10, 14, 21, and 28) and again at the final two-week follow-up visit. The primary efficacy endpoint for this trial was the percentage of patients with a clinical outcome of “clinical cure” (defined as the complete resolution or elimination of infection) at the study visit on day 7 of treatment. This study visit was selected as the primary endpoint because statistical calculations suggested that we would need a substantially larger sample size to test for treatment superiority at the later study visits. Our primary endpoint of clinical cure at 7 days after treatment, however, was not achieved. At the final test-of-cure visit approximately two weeks after completion of treatment, however, all evaluable patients in the treatment group achieved clinical cure. Nevertheless, since 100% of the patients who received Cogenzia and who completed the trial achieved a clinical cure, the trial results demonstrated a statistically significant improvement in cure rate at the final test-of-cure visit, despite the relatively small sample size. Below is a summary of the data from this trial based on the modified intent-to-treat, or mITT, population, modified to include only patients who had been randomized to the Cogenzia and control arms and not earlier terminated from the study for failure to comply with the study inclusion criteria.

Patients with Clinical Outcome of Clinical Cure at Final Test-of-Cure
Modified Intent-to-Treat Population (mITT)

	Cogenzia (n=22)		Control (n=10)		p-value
Completed subjects (n=32)	22	100.0%	7	70.0%	—

	Cogenzia (n=26)		Control (n=10)		p-value
All subjects (n=36)	22	84.6%	7	70.0%	0.024	*

*statistically significant

Based on the mITT population, a significantly higher proportion of patients reached clinical cure than did the control group (100% versus 70.0%, p = 0.024). Accordingly, clinical cure at test-of-cure, measured approximately 10 to 14 days after the last dose of treatment has been administered, has been set as the primary endpoint of the Phase 3 trials for Cogenzia, as accepted by the FDA under our SPA as well as by the EMA.

Secondary endpoints of the trial included the percentage of patients with pathogen eradication at each time point, and time to eradication of baseline pathogens. Importantly, the Cogenzia group demonstrated a statistically significant higher rate of baseline pathogen eradication at all study visits (p ≤ 0.038) and a significantly reduced time to pathogen eradication (p < 0.001), as shown in the table below.

Baseline Pathogen Persistence

By achieving a complete eradication of all pathogens at the wound site at study visits on day 28, as demonstrated by microbiological testing, the use of Cogenzia in DFIs prepares the underlying wound for healing. Since diabetic foot ulcers generally cannot heal in the presence of infection, a pathogen free wound site provides patients an unmatched opportunity to achieve a complete healing of the ulcer, thereby substantially reducing the risk for both reinfection and potential amputation. Treatment by current systemic antibiotic therapy frequently leads to wounds that ostensibly appear to be free of infection but still prove to have a high level of residual pathogens. It is clinically meaningful that in our Phase 2 trial, Cogenzia achieved both a 100% clinical cure and 100% eradication of all pathogens at the wound site, thereby potentially providing practitioners with a high degree of comfort that a wound which appears to be free of infection is in fact free of infection. This important outcome, we believe, offers the potential for Cogenzia to become the recognized standard of care for the treatment of DFI’s. As the risk of reinfection for patients treated by systemic antibiotic therapy alone is high, this often results in further courses of antibiotic treatment, along with the potential for hospitalization where IV antibiotics are administered. We believe the use of Cogenzia in combination with systemic antibiotic therapy can be much more effective at eradicating the infecting pathogens than systemic antibiotic therapy alone, providing for an overall improved patient outcome at substantially lower costs than those incurred if hospitalization is required.

Our Phase 2 trial also demonstrated that Cogenzia was safe, well tolerated and conducive to ulcer healing. The proportion of patients experiencing any adverse event was similar for the treatment (28.9%) and control (27.8%) groups. The most common adverse events occurring in at least two patients per group were infected skin ulcer, tinea pedis and increased blood creatinine level. There were no clinically or statistically significant changes in laboratory tests values or vital signs. Most adverse events were mild or moderate, but there were six serious adverse events, including five in the Cogenzia treatment group (hypoglycemia, renal failure, cellulitis, tendon rupture and wound hemorrhage), all of which resolved, and one in the control group. Only one patient in the treatment group experienced an adverse event (moderate renal failure) that was considered definitely or probably related to the trial and resolved by the final visit. One clinically improved patient was withdrawn from the trial due to an adverse event (hypoglycemia) that was unrelated to Cogenzia.

United States and European Registration Trials

We conducted two identical, randomized, placebo-controlled, blinded trials, enrolling over 500 patients each, under our SPA with the FDA, in patients with moderate to severe DFIs. Our trial protocols agreed to with the FDA in the SPA, and subsequently reaffirmed in 2014, have also been accepted by the EMA under the Scientific Advice procedure. Each trial consisted of three arms, (1) Cogenzia, (2) placebo collagen matrix or (3) no collagen matrix. In each arm, Cogenzia was used as adjuvant therapy in combination with a systemic antibiotic. Patients were treated for up to a maximum of 28 days and the investigator stopped the trial treatment if a patient achieved clinical cure on or after day 14. The primary endpoint was clinical cure at the test-of-cure visit approximately 10 days after the last dose of treatment was administered with co-primary endpoints, including (i) Cogenzia compared to placebo and a systemic antibiotic, and (ii) Cogenzia compared to a systemic antibiotic alone. Follow-up visits with enrolled patients are scheduled to occur at 10, 30, 60 and 90 days after the last dose of treatment was administered to assess ulcer closure and re-infection. Planned secondary endpoints included (1) clinical cure time (percentage of patients at each visit), (2) positive clinical response (percentage of patients at each visit), (3) pathogen eradication time (percentage of patients at each visit), (4) microbiological outcomes, (5) surgical intervention, or (6) amputation and re-infection. We commenced the trials in the first quarter of 2015.

Discontinuation

While there were trends toward clinical response (clinical cure plus improvement) in the Cogenzia arm and the placebo collagen-matrix arm, neither study achieved statistical significance on their shared primary endpoint of clinical cure after 28 days.  While Innocoll continued to analyze sub populations of patients within the studies, the full dataset confirmed that the addition of gentamicin delivered topically through Cogenzia, in conjunction with SOC, does not confer sufficient additional clinical benefit over the placebo collagen matrix, administered with SOC, or SOC alone, in moderate to severe diabetic foot ulcer infections. There was a suggestion that Cogenzia may be more beneficial in more severely infected ulcers with difficult to treat pathogens as the underlying causative organisms. The sample size of this sub population was, however, too small even in the pooled data to draw any definitive conclusions.

Cogenzia and the placebo collagen-matrix were well-tolerated in both studies.  Incidence of overall adverse events was similar across all three treatment arms in the two Phase 3 studies.

This clinical development program (COACT program) for Cogenzia was discontinued in the fourth quarter 2016 following the failure of these Phase 3 trials to meet their primary end point of clinical cure of infection after 28 days versus either placebo plus SOC or SOC alone.

CollaGUARD

CollaGUARD is our translucent, bioresorbable collagen film for the prevention of post-operative adhesions in multiple surgical applications, including digestive, general, colorectal, gynecological and urological surgeries, in both open and laparoscopic approaches. It is approved in 12 countries outside of the United States for the prevention of post-operative adhesions and may be used in patients undergoing laparotomy or laparoscopic surgeries. When tested in vivo, CollaGUARD increased the probability of remaining adhesion-free by more than six fold (p 0.001) and significantly reduced the extent and severity of adhesions (p 0.001) versus no anti-adhesion product. CollaGUARD has been designed and engineered with a unique combination of features for optimal handling, ease-of-use, hemostatic properties and anti-adhesion performance. The film, which is applied directly to tissue surfaces, is translucent allowing constant visibility of the surgical field. It is highly stable at room temperature, does not require any special storage or advanced preparation before use and has up to a five-year shelf life.

The product is non-tacky, non-sticky and can be easily rolled for insertion through a trocar when implanted laproscopically. CollaGUARD is also fully biodegradable and is designed to be safely and completely resorbed over approximately three to five weeks post implantation. CollaGUARD is available in a wide variety of sizes up to 30 x 20 cm and may be cut and sutured if required and, therefore, can be used easily across a broad range of surgeries. CollaGUARD is regulated as a Class III device in the United States and we expect it will require a single pivotal clinical trial for PMA by the FDA. In the first quarter of 2015, we initiated a second pilot efficacy study in patients undergoing gynecological laparoscopic adhesiolysis. However, we decided to terminate the second pilot efficacy study in favor of a planned pilot efficacy study in patients undergoing myomectomy via open laparotomy to be performed in the U.S. under an IDE. We anticipate that data from this pilot study will help us to finalize the design of the U.S. pivotal study protocol. In the fourth quarter of 2015, we completed a pilot clinical study for CollaGUARD, run in the Netherlands, in patients undergoing intrauterine adhesiolysis via operative hysteroscopy. A clinical study report for this study confirmed the ease of use and safety for CollaGUARD in this patient population. We held our pre-IDE submission meeting with the FDA in the first quarter of 2016, in which we agreed on a non-clinical development plan. Based on subsequent discussions with the FDA, we will be required to complete additional non-clinical studies. We intend to resubmit the IDE to the FDA in the second half of 2017, assuming we have sufficient funding to do so. We submitted a family of patent applications aimed at protecting CollaGUARD on an international basis, including Australia, Canada, Eurasia, Europe, Japan, Mexico, and the United States, which is currently in the examination phase. If issued, these patents are expected to expire in 2033 or later in the United States.

Surgical Adhesion Market

Adhesions are fibrous bands of scar tissue that abnormally bind together two anatomic surfaces, and can develop naturally after surgery as part of the healing process. Post-surgical adhesions occur in almost 95% of patients who have had multiple laparotomies. Complications associated with post-operative adhesions can be severe, including chronic abdominal pain, bowl-obstruction, infertility in women, and joint immobilization, among others. Adhesions can also make second surgeries more complicated and even dangerous, depending on their extent and severity, as surgeons may have difficulties reaching and separating tissues, the median abdominal opening time increases threefold for repeat surgery patients, and increased surgical procedure and re-entry time means increased costs and increased risk of infection to the patient. Adhesions cause over 40% of all intestinal obstructions and 60% to 70% of small bowel obstructions. Approximately 35% of patients who underwent open abdominal or pelvic surgery were readmitted due to adhesion-related problems. In the United States alone, there are approximately 350,000 hospitalizations and $2.3 billion spent annually on surgery to remove adhesions formed following gynecologic or abdominal surgeries. According to Global Industry Analysts Inc., the global market for anti-adhesion products was estimated to be $1.3 billion in 2014. The market is mainly driven by increasing surgeon attention towards anti-adhesion products along with the development of new products addressing unmet requirements. The current products available on the market include four basic formulations: gels, films, sprays and liquids. Polymeric film is the most widely used anti-adhesion device to separate as well as isolate wounded tissues following a surgical procedure. However, existing products have a number of disadvantages including poor handling properties, limited efficacy, limitations to applicable surgical settings (i.e., open or laparoscopic procedures) and strict product warnings and contraindications. We believe that CollaGUARD has the ability to address these unmet needs and become a “best-in-class” product.

Although the leading products that compete with CollaGUARD are approved for use in open surgery, only one is approved for use laparoscopically. Accordingly, we believe CollaGUARD offers significant advantages over anti-adhesion products currently on the market, such as Sanofi’s Seprafilm®, Baxter’s Adept®, Ethicon’s Interceed® and Mast Biosurgery’s Surgiwrap®. Each of these products has one or more of the following limitations or contraindications:

•	tacky, has to be kept in packaging until placed into the surgical site;

•	must be brought to temperature, limit to amount used;

•	cannot be overlapped on itself or other organs;

•	must be sutured in place;

•	cannot be used laparoscopically;

•	leak potential if wrapped around intestinal anastomosis;

•	reports of pulmonary edema / effusion and arrhythmia; or

•	risk of damage by excessive activity, requiring removal.

CollaGUARD Pre-Clinical Data

CollaGUARD is regulated as a Class III device in the United States. In our pre-clinical animal trial with CollaGUARD, we have studied the performance, primary and secondary endpoints and safety of CollaGUARD in rats. This method is a well-established and well-recognized surrogate for human testing and was used to support regulatory approval in Europe and many other countries outside of the United States. The trial was conducted in two stages, comparing the safety and performance of CollaGUARD in stage 1 to an untreated control group and in stage 2 to Prevadh®, a commercially available collagen-based adhesion product approved in Europe. Prevadh, which also consists of collagen among other component materials, was deemed to be the closest comparison to CollaGUARD among marketed products. In the first trial stage, CollaGUARD demonstrated superiority over the control group in both the prevalence and severity of adhesions which was significantly lower compared to the control group (p < 0.001). In stage 2 of this trial, we demonstrated equivalent outcomes in the prevalence (p = 0.625) and severity (p = 0.317) of adhesions between CollaGUARD and Prevadh.

Percentage of Rats Adhesion Free Following

Abdominal Abradement

CollaGUARD United States Trial

Because CollaGUARD is regulated as a Class III device in the United States, we expect that it will require a single pivotal clinical trial for PMA by the FDA. We held our pre-IDE submission meeting with the FDA in the first quarter of 2016, in which we agreed on a non-clinical development plan that will be completed and reported prior to our filing a full IDE package, which we expect to file in the second half of 2017, with the Pilot (Feasibility) Clinical Study to be initiated immediately after approval.

CollaGUARD Commercialization Strategy

CollaGUARD has been approved in 12 countries within Asia, Latin America and the Middle East and we are preparing for launch in many of these countries through our established distribution arrangements, in place with 18 partners. One of our most significant distribution arrangements is with Takeda, which launched and distributed CollaGUARD in Russia in 2014 and planned to add additional territories in 2015. A second important partnership for CollaGUARD is with Pioneer, to whom we have granted rights to the product in China and several ASEAN countries. Pioneer is in the pre-launch phase for the product in a number of these countries. Further launches with partners in other Asian countries, the Middle East and Europe were planned throughout 2015.

Subject to receipt of adequate funding, we plan to commercialize CollaGUARD in the United States. Since surgeons represent the primary physician audience for both Xaracoll and CollaGUARD, the same hospital formulary decision makers would be critical purchasers of both products. This complementary customer base will allow us to aggregate a single point of sale for both XaraColl and CollaGUARD, and utilize the same sales team to effect these sales, thereby enhancing the efficiency of our potential commercial sales footprint.

Recertification of CollaGUARD in Europe

The initial European CE certificate for CollaGUARD was valid from October 7, 2011 to July 26, 2015. In accordance with normal practice for device recertification, we compiled an updated Design Dossier and submitted this to our European Notified Body (TÜV SÜD, Munich, Germany) in December 2014. As part of our application for recertification, we included an updated literature-based Clinical Evaluation Report and a Post Market Clinical Follow-up (PMCF) Plan, which rationalized the objectives of our ongoing clinical investigations in accordance with the current 2012 European Guideline for PMCF studies. However, prior to the expiration of the original certificate, the Notified Body requested that we revise our PMCF plan to additionally include a direct clinical comparison of CollaGUARD’s performance and safety compared to another CE-certified adhesion barrier. We do not believe that current European medical device regulations specifically require that our PMCF plan includes such a clinical comparison. In March 2016, we met with the Notified Body to seek clarification. At the meeting, TÜV SÜD agreed that current European medical device regulations do not specifically require that our PMCF plan includes such a clinical comparison, and agreed with our proposal for an updated PMCF based on the pilot clinical study in open myomectomy patients, as was agreed with FDA at the pre-IDE meeting. Provided TÜV SÜD determines that the clinical data from the U.S. pilot study are supportive, then recertification would be possible at that time based on an updated Technical Dossier and Clinical Evaluation. Until a new CE-certificate has been issued, we will not supply CollaGUARD to our marketing partners for sale in Europe or other affected territories. Accordingly, no such sales have been assumed in our financial forecasts.

Other Products

In addition to our lead product candidates, we have the following additional products approved or commercialized:

Marketed and Partnered Products

Product	Indication	Region (Partner)

COLLATAMP®G*	Surgical Infections	Ex-US (EUSA)
REGENEPRO®**	Dental Wounds	US (Biomet 3i) Ex-US (Biomet 3i)
ZORPREVA®***	Surgical Hemostat	Ex-US (Pioneer)
SEPTOCOLL®E****	Surgical Infections	Ex-US (Biomet)
COLLAGUARD®*****	Surgical Adhesion Prevention	Ex-US (various partners)

*COLLATAMP®G is a registered trademark of EUSA/Jazz Pharmaceuticals

**REGENEPRO® is a registered trademark of Biomet 3i

***ZORPREVA® is a registered trademark of Innocoll Pharmaceuticals Ltd.

****SEPTOCOLL®E is a registered trademark of Biomet Deutschland GmbH

*****COLLAGUARD® is a registered trademark of Innocoll Pharmaceuticals Ltd.

In addition to our late-stage product candidates described above, we develop and manufacture a range of additional biodegradable surgical implants and topically applied pharmaceutical products and medical devices using our proprietary collagen-based technologies. We produce our products and product candidates, such as CollatampG surgical implant, RegenePro and Septocoll, in a range of topical and implantable forms, including sponges, films, membranes and gels, compatible with a variety of therapeutics, including hydrophobic and hydrophilic active ingredients and small molecules and biologics. A number of our products have been marketed for several years. For example, our CollatampG Gentamicin Surgical Implant, a perioperative surgical implant comprised of a lyophilized collagen matrix impregnated with a broad spectrum antibiotic is currently approved for sale in 62 countries across Africa, Asia, Europe, Latin America and the Middle East. EUSA Pharma acquired the rights to distribute CollatampG in all worldwide markets, excluding the United States. In addition, we have an exclusive License and Distribution Agreement with Biomet 3i for our range of CollaCare Dental products, branded RegenePro, covering all global territories outside of China and ASEAN, for which we have partnered with China Pioneer Pharma Holdings Ltd. Biomet 3i launched RegenePro in July 2014 in the United States and, having recently received approvals in the European Union, also has plans for a European launch. We also supply Septocoll, a surgical implant, to Biomet which markets the product in Europe and the Middle East. These agreements with our partner are exclusive manufacturing and supply arrangements (see below “— Commercial Partners and Agreements”) pursuant to which we exclusively supply, and the partner is required to exclusively purchase, the products for the respective territories. The majority of our agreements contain minimum or specified purchase requirements and in addition, pursuant to our agreement with Takeda, we receive payments upon achievement of certain regulatory milestones.

Our Collagen Based Technology Platform

All of our products and product candidates are based on our proprietary collagen technology platform, which includes CollaRx, a lyophilized sponge which is the basis of our XaraColl product and CollaFilm, a film cast membrane which is the basis of CollaGUARD. We utilize highly purified biocompatible, biodegradable and fully bioresorbable type-1 bovine and equine collagen. Type 1 collagen is the primary fibril-forming collagen in bone, dermis tendons and ligaments and is the most abundant protein in the human body. Our collagen plays an integral role in the repair and replacement of both soft and hard tissue by providing an extracellular scaffold, stimulating certain growth factors and promoting tissue healing. We perform the extraction and purification of collagen from either bovine or equine Achilles tendons using a proprietary process at our manufacturing facility. The purified collagen is then incorporated into our technology platform, to create topical and implantable products that combine proven therapeutics with improved localized drug delivery and superior handling properties. Our proprietary processes and technologies also enable us to finely control the texture, consistency, drug elution dynamics, resorption time and other physical characteristics of the finished product. These characteristics provide meaningful differentiation of our products leading to superior performance and an overall improved user experience, because they:

•	can be applied to a topical wound, surgically implanted, or injected into a subcutaneous tissue defect or joint;

•	are fully biocompatible, bioresorbable and biodegradable;

•	are suitable for a wide range of active ingredients (hydrophilic, lipophilic and macromolecules), including combinations thereof;

•	allow for versatile drug loading capability from micrograms to grams of single or multiple active ingredients;

•	provide for a rate of drug release that can be controlled by formulation and process variations;

•	utilize ready-to-use formats for ease of administration - no need for any mixing in the operating theatre; and

•	allow certain of our surgical products to be implanted using laparoscopy and are easily manipulated according to the site of application.

Our technologies have been fully scaled up and in some cases commercialized and our manufacturing processes are well controlled and cost efficient.

Manufacturing

Our wholly-owned subsidiary, Syntacoll GmbH, located in Saal, Germany, is our commercial-scale manufacturing division which exclusively produces both clinical and commercial supply for all our products on a global basis. We believe our ability to manufacture our products allows us to control more effectively the quality and cost of manufacturing, which will enable us to achieve higher operating margins. We have a fully integrated and reliable manufacturing process in Saal, beginning with the extraction and purification of the type-1 collagen (from bovine and equine Achilles tendons), which is further processed using one of our proprietary technologies to produce final finished products in the forms of matrices, films, powders, liquids, and gels. We have qualified multiple sources for bovine and equine tendons, and conduct a rigorous quality control process on the raw materials, locally at our Saal facility. These raw materials are readily available to us from multiple sources at stable pricing. Several of our products, including CollaGUARD, CollatampG, Septocoll and RegenePro, are marketed in countries around the world. Our proprietary technologies have been fully validated. Syntacoll was established in Germany in 1975 and has been manufacturing commercial products based on collagen technology since 1985. Our manufacturing staff is highly qualified and experienced due to Syntacoll’s long history of producing collagen-based products. Our manufacturing facility has been approved in Germany for compliance with current Good Manufacturing Practice, or cGMP, but has not yet been inspected by the FDA for cGMP compliance. Our manufacturing facility is ISO 13485 certified in Europe and Canada. In our 30 years of producing collagen-based products, we have not experienced any significant quality issues or recalls. We believe we currently have adequate production capability to support our current production needs and planned trials and commercialization efforts for XaraColl. In addition, we have substantially completed our capacity expansion build-out of our production facility to significantly increase capacity. Once completed and approved, we anticipate that our production capacity will be sufficient to meet currently forecasted market demand for all our current and late-stage pipeline product candidates.

Intellectual Property and Exclusivity

In the ordinary course of our business, we seek to protect our products, product candidates and technology through a combination of patents, trademarks, processes, proprietary know-how, regulatory exclusivity and contractual restrictions on disclosure.

Our knowledge base and expertise in collagen-based drug delivery and the related trade secrets play an important role in protecting our collagen-based products, product candidates and technology and provide protection apart from patents and regulatory exclusivity. The scale-up and commercial manufacture of XaraColl and the use of our technology platform involve processes and in-process and release analytical techniques that we believe are unique to us. We have developed the manufacturing processes which we employ in our manufacturing facility for over twenty years, and they include all aspects of the sourcing, extraction and purification of raw source collagen, formulation and cost effective processing of collagen to exhibit the characteristics that are necessary for the effective release of precisely specified amounts of drug product over measured periods of time.

We also employ a strategy of filing patent applications, where possible, to seek patent protection for certain aspects of our compositions, formulations, and processes. We are continually evaluating and refining our patent prosecution strategy and evaluating the defensive strength of our patent position.

Patents and Patent Applications

XaraColl. A U.S. patent directed to XaraColl and entitled “Drug delivery device for providing local analgesia, local anesthesia or nerve blockade” was issued in October 2011 with claims directed to products comprising any amino amide and/or amino ester anesthetic in a collagen matrix intended for the provision of local analgesia or anesthesia over about 24 hours or longer. Its earliest filing date is March 28, 2007. The corresponding European application was issued as a patent in May 2016, and the corresponding Japanese application was issued as a patent in September 2013, while the corresponding application in Ireland was issued as a patent in October 2011.

In March 2015, we submitted a petition to reissue the U.S. patent directed to XaraColl, mainly for the purposes of submitting prior art references identified in the corresponding European application. We did not submit these prior art references to the U.S. Patent and Trademark Office during the prosecution of the U.S. patent. In addition, this reissue process will allow us to pursue additional claims, e.g., claims within the scope of the originally issued claims but more tailored to our currently proposed XaraColl product. However, there can be no assurance that any or all of the originally issued claims will be reissued. It is also uncertain whether any or all of the additional claims we have included in the petition will be granted. We anticipate the conclusion of the reissue process before we launch XaraColl in the United States, and if the reissued claims are substantially the same as the originally issued claims, there will be no intervening rights by others during the reissue period. We will be unable to enforce the XaraColl U.S. patent unless and until the U.S. patent is reissued.

There can be no assurance that a patent will reissue from the petition, or that any such patent will be enforceable and will not be challenged, invalidated or circumvented. Notwithstanding the application for reissuance, we will continue to rely upon our proprietary know-how, techniques, expertise and the decades of collective experience of our team relating to the development and manufacturing of collagen matrix products, as well as the rigorous regulatory barriers applicable to the development, manufacture, distribution and marketing of potential competing products. See “Item 1A. Risk Factors―Risks Related to Our Intellectual Property—Because we have filed a petition for reissuance of our U.S. XaraColl patent, we will be unable to enforce it unless and until the U.S. patent is reissued.”

Cogenzia. We have filed patent applications in each of the United States, Europe, Canada, and Australia specifically related to Cogenzia with an earliest filing date of April 11, 2011. These applications are entitled “Methods for treating bacterial infection” and directed to the local treatment of bacterial infections with an aminogylcoside antibiotic dispersed in a collagen matrix when used in combination with systemic administration of other antibacterial agents. If and when issued, we expect patent protection for Cogenzia in the United States and Europe to expire at the earliest in 2031.

CollaGUARD (US Market). We have also filed patent applications in each of the United States, Europe, Canada, Australia, Japan, Mexico, and Eurasia entitled “A modified collagen” with an earliest filing date January 9, 2012, which is directed to an improved process for manufacturing the next generation of CollaGUARD, e.g., CollaGUARD currently being developed for the U.S. These patent applications are also directed to the current manufacturing process for XaraColl. If and when issued, these patents are expected to expire in 2033 or later in the United States.

CollaPress Technology. Our proprietary CollaPress technology is described in the issued European patent entitled “Novel collagen-based material with improved properties for use in human and veterinary medicine and the method of manufacturing such,” which expires on March 9, 2020. It has been nationalized and maintained in 6 European countries: France, Germany, Italy, Spain, Sweden and the United Kingdom. The patent is directed to collagen membranes with improved mechanical and fluid-absorption properties which may be produced by thermal compression. The technology patent is currently utilized in our ProColl™ wound management device and may also be used for the development of other proprietary, bioresorbable tissue reinforcement implants and/or as implantable delivery systems for biologically active substances such as hemostatic agents, growth factors, cytokines and drugs.

Trade Secrets and Proprietary Information

Trade secrets play an important role in protecting our collagen-based products, product candidates and technology and provide protection beyond patents and regulatory exclusivity. The scale-up and commercial manufacture of XaraColl and the use of our technology platform involve processes and in-process and release analytical techniques that we believe are unique to us. We seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees, consultants and other advisors to execute proprietary information and confidentiality agreements upon the commencement of their employment or engagement. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not be disclosed to third parties except in specific circumstances. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed during employment shall be our exclusive property to the extent permitted by law. Where appropriate, agreements we obtain with our consultants also typically contain similar assignment of invention obligations. Further, we require confidentiality agreements from entities that receive our confidential data or materials.

Competition

The pharmaceutical and biotechnology industry is characterized by intense competition and rapid and significant innovation and change. Our competitors may be able to develop other drugs, drug/device combinations or products that are able to achieve similar or better results than our product candidates or marketed products. Our competitors include organizations such as major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and generic drug companies. Many of our competitors have greater financial and other resources than we have, such as more commercial resources, larger research and development staffs and more extensive marketing and manufacturing facilities and organizations. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and products that are more effective or less costly than XaraColl, CollaGUARD, or any other products that we are currently selling through partners or developing or that we may develop, which could render our products obsolete and noncompetitive. We expect any products that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price and the availability of reimbursement from government and other third-party payers. We also expect to face competition in our efforts to identify appropriate collaborators or partners to help commercialize our product candidates in our target commercial markets.

XaraColl Competition

We anticipate that, if approved by the FDA for these indications, XaraColl would be used in conjunction with other pain medications, such as acetaminophen and NSAIDs as part of an advanced multi-modal approach. We believe that XaraColl will primarily be competing with Pacira Pharmaceutical’s Exparel, a liposome injection of bupivacaine, an amide local anesthetic, indicated for single-dose infiltration into the surgical site to produce post-operative analgesia. Both Exparel and XaraColl are focused on opioid reduction or elimination as part of a multi-modal approach to pain relief. In addition, XaraColl will be competing with currently marketed bupivacaine and opioid analgesics such as morphine, as well as elastomeric bag/catheter devices intended to provide bupivacaine over several days, which have been marketed by I-FLOW Corporation (now Halyard Health) since 2004.

CollaGUARD Competition

CollaGUARD competes with a number of anti-adhesion products such as Sanofi’s SEPRAFILM, Baxter’s ADEPT, Ethicon’s INTERCEED and Mast Biosurgery’s SURGIWRAP, which have been on the market for many years and have established market share. We believe that CollaGUARD has superior handling properties when compared with competitors and, if and when approved, may include fewer warning and contraindications on the product label. ADEPT is contraindicated for use in procedures with laparotomy incisions and INTERCEED has a black box warning for laparoscopic use.

Commercial Partners and Agreements

EUSA Pharmaceuticals

In August 2007, we entered into a Manufacture and Supply Agreement with EUSA Pharma (Europe) Limited, or EUSA, which was subsequently amended and restated in April 2010. Under this agreement, we agreed to supply to EUSA its total supply of any Gentamicin-Collagen Implant product owned or commercialized by EUSA in finished packaged form for commercial supply. We are supplying EUSA with CollatampG under this agreement. In addition, the parties agreed that EUSA will own and retain all rights to the development data with respect to the product in all countries worldwide, except for the United States and its territories and possessions and Innocoll will have an exclusive, fully-paid perpetual license to use the development data with respect to the product in the United States and its territories and possessions. The agreement has a 10-year term, starting from its original execution date, with automatic renewal for five additional years, unless written notice of non-renewal is received by either party to the other at least three years prior to the expiration of the term of the renewal term. In addition, either party may terminate for breach.

Under another agreement with EUSA, dated April 27, 2010, we are obligated to pay EUSA a royalty on sales of XaraColl in the United States of 5% per year, not to exceed $6.5 million in total for all years, and 10% of sales outside the United States, not to exceed $2.5 million in total for all years. Such payments would accelerate under certain circumstances, including if we enter into a third-party agreement covering the development and commercialization of XaraColl. Prior to the discontinuation of our Cogenzia program, we also agreed to pay a royalty equal to 10% per year of sales of Cogenzia outside of the United States not to exceed $1.8 million in total for all years, also subject to acceleration if we enter into a third-party agreement.

Takeda

In August 2013, we entered into a 15-year License and Supply Agreement with Takeda GmbH, an affiliate of Takeda Pharmaceutical Company Limited, or Takeda, as expanded on March 24, 2014, pursuant to which we granted Takeda an exclusive license to distribute, promote and sell CollaGUARD Adhesion Barrier in Armenia, Azerbaijan, Belarus, Canada, Georgia, Kazakhstan, Kyrgyzstan, Mexico, Moldova, Mongolia, Russian Federation, Tajikistan, Turkmenistan, Ukraine and Uzbekistan for all current and future approved indications of CollaGUARD. Takeda is obligated to launch the product in the various jurisdictions in its territory, following regulatory approval, where required. Pursuant to the agreement, Takeda is also required to make a milestone payment upon achievement of regulatory approval in Canada. In addition, we are Takeda’s sole supplier for CollaGUARD and Takeda is required to purchase an initial quantity of product from us. We have also agreed on certain annual minimum purchase order requirements and parameters for pricing for future supplies of products. The agreement has a 15-year term, following the first commercial sale of the products in the various countries in the Takeda territory on a country-by-country basis, with automatic renewal for five additional years, unless terminated by either party with 12 months advance notice. In addition, we and Takeda have the right to terminate the agreement for breach and Takeda has the right to terminate the agreement with respect to Canada only in the event the Canadian marketing authorization is different from the indications granted in the European Union with severe restrictions that threaten Takeda’s forecasts in Canada.

Biomet Orthopedics

In June 2004, our subsidiary, Innocoll Technologies Limited, entered into a Manufacturing and Supply Agreement with Biomet Orthopedics Switzerland GmbH, or Biomet Orthopedics, which was subsequently amended several times, most recently in March 2013. Pursuant to the agreement, we have agreed to exclusively supply to Biomet Orthopedics and Biomet Orthopedics has agreed to exclusively purchase Septocoll® and Septocoll E®, our bioresorbable, dual-action collagen sponge product, from us. The agreement provides that all know-how, manufacturing and technical data, instructions, specifications and experiences as well as all test methods developed in connection with the products, as specified, are owned by Biomet Orthopedics and we receive a limited royalty-free license to the same for the term of the agreement. Biomet Orthopedics also supplies us with gentamicin pursuant to the agreement. The agreement automatically terminates on December 31, 2018 and may be terminated by either party for cause prior to that date. We have also agreed on certain annual minimum purchase order requirements and parameters for pricing for future supplies of products and Biomet Orthopedics has paid to us certain advances for future supplies of products through the current end of the term.

Biomet 3i, LLC

In April 2013, we entered into an Exclusive Distribution Agreement with Biomet 3i, pursuant to which we granted Biomet 3i the exclusive right to distribute and sell our RegenePro range of products in all countries, republics, states, and areas of the world with the exception of Brunei Darussalam, Cambodia, Hong Kong, Indonesia, Laos, Macau, Malaysia, Myanmar, Philippines, Singapore, Taiwan, Thailand, The People’s Republic of China and Vietnam. Pursuant to the agreement, Biomet 3i has agreed to not sell or distribute any competitive products in the Biomet 3i territory and to purchase certain minimum amounts of product. The agreement has a 15-year term, can be terminated by either party during the first two years of the term with six months’ notice and during the remainder of the term with 18 months’ notice. The agreement can also be terminated by either party for breach.

Pioneer Pharma Co. Ltd.

In October 2011, we entered into a Licensing, Manufacturing and Supply Agreement with Pioneer Pharma Co Ltd., or Pioneer, pursuant to which we granted Pioneer the exclusive right to distribute and sell CollaGUARD in The

People’s Republic of China, including the territories of Hong Kong, Macau and Taiwan for adhesion barrier and any other indication approved by EU regulatory authorities and the FDA. In August 2012, we expanded the territory in which Pioneer has the right to distribute and sell CollaGUARD to include Brunei Darussalam, Cambodia, Indonesia, Laos, Malaysia, Myanmar, Singapore and Vietnam. Pioneer has agreed not to enter into similar arrangements for competitive products in its territory. The agreement provides that Pioneer is responsible for compiling, submitting and maintaining the product’s registration and associated costs in its territory and is required to place agreed-upon minimum purchase orders within a certain time period after the product gains marketing approval in the Pioneer territory. In addition, Pioneer is required to make certain scheduled payments which are creditable against future supply of product. The agreement has a ten-year term and can be terminated by either party for breach.

Government Regulation

Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and medical device products such as those we are developing. Sometimes FDA will apply both drug and medical device controls to the same product when it has both drug and device components. XaraColl and our other combination product candidates, and CollaGUARD and our other medical device product candidates or products only marketed in certain countries must be approved or cleared by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries.

United States Drug Development and Review

Drug Development Process

In the United States, the FDA regulates drugs or drug/device combinations, such as XaraColl, under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning and notice of violation letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, unfavorable inspections, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	Completion of extensive nonclinical, or preclinical, laboratory trials, preclinical animal trials and formulation trials in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations;

•	Submission to the FDA of an IND which must become effective before human clinical trials may begin;

•	Performance of adequate and well-controlled human clinical trials in accordance with applicable regulations, including cGCP, regulations to establish the safety and efficacy of the proposed drug for its proposed indication;

•	Submission to the FDA of an NDA for a new drug product;

•	A determination by the FDA within 60 days of its receipt of an NDA to accept the NDA for filing and review;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s cGMP, regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	Potential FDA audit of the preclinical and/or clinical trial sites that generated the study data in support of the NDA; and

•	FDA review and approval of the NDA.

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the preclinical trial stage. Preclinical trials include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal trials to assess the potential safety and activity of the drug candidate. The conduct of the preclinical trials must comply with federal regulations and requirements including GLP. The sponsor must submit the results of the preclinical trials, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns, noncompliance with IND requirements, and other deficiencies. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trial.

Clinical trials involve the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers issues such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism and pharmacologic action of the drug in human distribution and excretion, the side effects associated with increasing dosages, and if possible, to gain early evidence of effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human trial is often conducted in patients.

•	Phase 2. The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the effectiveness of the drug for a specific indication or indications in patients with the disease or condition under study and to determine dosage tolerance, optimal dosage and dosing schedule. Phase 2 trials are sometimes further divided into Phase 2a and Phase 2b trials. Phase 2a trials are typically smaller and shorter in duration, and generally consist of patient exposure-response trials which focus on proving the hypothesized mechanism of action. Phase 2b trials are typically higher enrolling and longer in duration, and generally consist of patient dose-

ranging trials which focus on finding the optimum dosage at which the drug shows clinical benefit with minimal side effects.

•	Phase 3. Clinical trials are undertaken after preliminary evidence suggesting effectiveness has been obtained and are intended to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall benefit/risk ratio of the product and provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA. Phase 3 clinical trials usually involve several hundred to several thousand participants.

Post-approval trials, or Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 trials.

The FDCA permits the FDA and an IND sponsor to agree in writing on the design and size of clinical trials intended to form the primary basis of a claim of effectiveness in an NDA. This process is known as a Special Protocol Assessment, or SPA. An SPA agreement may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA, or if the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the trial began. For certain types of protocols, including carcinogenicity protocols, stability protocols, and Phase 3 protocols for clinical trials that will form the primary basis of an efficacy claim, the FDA has agreed under its performance goals associated with the Prescription Drug User Fee Act, or PDUFA, to provide a written response on most protocols within 45 days of receipt. However, the FDA does not always meet its PDUFA goals, and additional FDA questions and resolution of issues leading up to an SPA agreement may result in the overall SPA process being much longer, if an agreement is reached at all.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from trials in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may fail to be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. An IRB can suspend or terminate approval of a clinical trial at its institution if, among other things, the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or data monitoring committee. This group provides authorization for whether or not a trial may move forward at designated checkpoints based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability trials must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life. Labeling of the product must also be developed.

FDA Review and Approval Processes

The results of product development, preclinical trials and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product.

The NDA includes both negative or ambiguous results of preclinical and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including trials initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

For XaraColl, we submitted an NDA under Section 505(b)(2) of the FDCA, which allows us to submit an NDA as an application that contains full reports of investigations of safety and effectiveness in which at least some of the information required for approval comes from studies not conducted by or for the 505(b)(2) applicant, but instead from published literature reports and/or the FDA’s findings of safety and/or effectiveness for one or more approved drugs, and for which the 505(b)(2) applicant has not obtained a right of reference or use. In February 2017, our representatives attended a Type-A meeting with representatives of the FDA to review potential pathways forward following our receipt of the Refusal to File Letter and to review a proposed plan for proceeding with additional studies that would allow us to file a revised NDA for XaraColl. During the meeting, we proposed a plan designed to allow us to submit a revised NDA to the FDA by the latter part of 2017. We proposed conducting an additional short-term pharmacokinetic study and several short-term non-clinical studies. Under current practice before the FDA, we received limited feedback during the meeting and we expect to receive shortly from the representatives of the FDA formal written meeting minutes of our Type-A meeting, which will serve as the official record of the response of the FDA to our proposal during the meeting. If the FDA concurs with our plan, we will commence the additional studies, and if the results are positive, we would submit a revised NDA to the FDA soon after the completion of the studies. However, if the FDA suggests that studies beyond those that we proposed would be necessary, or if the results of the studies that we proposed are not positive, we would not likely be able to submit our revised NDA for an extended period of time, if at all.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA for any new active ingredient, indication, dosage form, or route of administration must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the 60-day filing date in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug or biological products or drug or biological products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with cGCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities and other relevant information, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications under specific conditions of use set out in the approved labeling. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical trials or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter or withdraw the application. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

If the FDA approves the NDA, the drug’s approved labeling will be limited to specific diseases, dosages and indications and will include certain contraindications, warnings and/or precautions. The FDA may condition the approval of the NDA on changes to the proposed labeling, development of adequate controls and specifications or a commitment to conduct one or more post-market trials or clinical trials. For example, the FDA may require post-approval studies which involve clinical trials designed to further assess a drug’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also determine that a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician or patient communication plans, or other elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Following approval of an NDA with a REMS, the sponsor is responsible for marketing the drug in compliance with the REMS and must submit periodic REMS assessments to the FDA. Any of these limitations could restrict the commercial value of the product.

Expedited Development and Review Programs

The FDA has several overlapping programs that are intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. This designation is a key provision of the Generating Antibiotic Incentives Now Act, or GAIN Act, approved by Congress in 2012 to increase the incentives for drug manufacturers to produce new antibiotics for serious and hard-to-treat bacterial and fungal infections. Qualified Infectious Disease Product (QIDP) designation for a drug adds an additional five years of market exclusivity, which means that the company that brings the drug into commercial use is protected from generic competitors for that period. A priority review designation means that the FDA’s goal is to take action on an application within 6 months, compared to 10 months under standard review.

Any product submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

The FDA may also expedite the approval of a designated breakthrough therapy, which is a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The sponsor of a breakthrough therapy may request the FDA to designate the drug as a breakthrough therapy at the time of, or any time after, the submission of an IND for the drug. If FDA designates a drug as a breakthrough therapy, it must take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the drug; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment.

Fast Track designation, priority review and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

Post-Approval Requirements for Approved Drugs

Any drug products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among other requirements, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval. We are relying exclusively on our facility in Saal, Germany, for the production of clinical and commercial quantities of our products in accordance with cGMP regulations, which is cGMP approved in Germany, but has not yet been cGMP approved by the FDA. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented and development of and submission of data to support the change. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval, as well as, possibly, the development and submission of data to support the change.

The FDA also may require post-approval, sometimes referred to as Phase 4, trials and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, such as a REMS. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

United States Premarket Clearance and Approval Requirements for Medical Devices

Unless an exemption applies, each medical device, such as CollaGUARD or our other device products or product candidates, we wish to distribute commercially in the United States will require either prior premarket notification (510(k)) clearance or prior approval of a PMA application from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose low to moderate risk are placed in either class I or II, which, absent an exemption, generally requires the manufacturer to file with the FDA a 510(k) submission requesting permission for commercial distribution. This process is known as 510(k) clearance. Some devices which are not substantially equivalent to a predicate device can undergo the de novo review process for purposes of marketing authorization. Some low-risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, or devices not authorized for marketing through the de novo review process, are placed in class III, requiring approval of a PMA application. CollaGUARD is a Class III device requiring premarket approval. Both premarket clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

510(k) Clearance Pathway

To obtain 510(k) clearance, we must file a 510(k) submission demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the application is completed and filed, but it can take significantly longer and clearance is never assured. Although many 510(k) submissions are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a 510(k) submission, the FDA may request additional information, including clinical data, which may significantly prolong the review process. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require de novo review or a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new 510(k) submission is not required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance, successful de novo review or approval of a PMA application is obtained. If the FDA requires us to seek 510(k) clearance, de novo review or approval of a PMA application for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain FDA marketing authorization. In addition, in these circumstances, we may be subject to significant regulatory fines or penalties for failure to submit for marketing authorization.

Premarket Approval Pathway

Some devices which are not substantially equivalent to a predicate device can undergo the de novo review process for purposes of marketing authorization. A PMA application must be submitted if the device is not exempt, cannot be cleared through the 510(k) process and cannot be authorized through the de novo review process, which will be the case for CollaGUARD. The PMA application process is generally more costly and time consuming than the 510(k) premarket clearance process and requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. Accordingly, a PMA application must be supported by extensive data including, but not limited to, technical information regarding device design and development, pre-clinical and clinical trials, manufacturing data and labeling to support the FDA’s determination that the device is safe and effective for its intended use. After a PMA application is deemed complete, the FDA will accept the application for filing and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with Quality System Regulation, or QSR, which requires elaborate design development, testing, production control, documentation and other quality assurance procedures and measures upon the design, manufacturing and distribution process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution, collection of long-term follow-up data from patients in the clinical trial that supported approval, or new post-approval studies. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. PMA supplements are required for modifications that could affect device safety or effectiveness, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as an original PMA application, except that the supplement is limited to information needed to support any changes to the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials

A clinical trial is almost always required to support a PMA application and may be required for 510(k) premarket clearance. We expect that CollaGUARD, as a Class III device, will require a single pivotal trial for PMA approval. In the United States, absent certain limited exceptions, human clinical trials intended to support product clearance or approval require an IDE application which the FDA reviews. Some types of trials deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed and IRB approval is obtained. If the device presents a “significant risk” to human health, as defined by FDA regulations, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory trial results, showing that it is safe to evaluate the device in humans and that the trial protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the trial. During a trial, we are required to comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion or commercialization of investigational devices or making safety or efficacy claims for them, among other things. We are also responsible for the appropriate labeling and distribution of investigational devices. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy. The investigators must also obtain patient informed consent, rigorously follow the investigational plan and trial protocol, control the disposition of investigational devices and comply with all reporting and recordkeeping requirements, among other things. The FDA’s grant of permission to proceed with clinical trials does not constitute a binding commitment that the FDA will consider the trial design adequate to support commercial marketing clearance or approval. In addition, there can be no assurance that the data generated during a clinical trial will meet chosen safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval. Similarly, in Europe, the clinical trial must be approved by the local ethics committee and in some cases, including trials of high-risk devices, by the Ministry of Health in the applicable country.

Pervasive and Continuing FDA Regulation for Medical Devices

After a device is placed on the market, regardless of its classification or premarket pathway, numerous regulatory requirements apply. These include, but are not limited to:

•	establishing establishment registration and device listings with the FDA;

•	Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers and certain other parties, to follow stringent design, testing, process control, documentation, CAPA, complaint handling and other quality assurance procedures, as applicable;

•	labeling statutes and regulations, which prohibit the promotion of products for uncleared or unapproved, or off-label, uses and impose other restrictions on labeling;

•	clearance, approval or authorization of product modifications, e.g., that could affect (or for 510(k) devices, significantly affect) safety or effectiveness or that would constitute a change (or for 510(k) devices, a major change) in intended use;

•	medical device reporting regulations, which require that manufacturers report to the FDA if an event reasonably suggests that their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the same or a similar device of the manufacturer were to recur;

•	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA, that may present a risk to health. In addition, FDA may order a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death; and

•	post-approval restrictions or conditions, including requirements to conduct post-market surveillance studies to establish additional safety or efficacy data.

The FDA has broad post-market and regulatory enforcement powers. The agency may conduct announced and unannounced inspections to determine compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of subcontractors. Failure by us or our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions and related consequences including, but not limited to:

•	operating restrictions, partial suspension or total shutdown of production;

•	refusal of or delay in granting our requests for 510(k) clearance or premarket approval of new products or modified products;

•	withdrawing 510(k) clearance or premarket approvals that are already granted;

•	refusal to grant export approval for our products;

•	criminal prosecution; and

•	unanticipated expenditures to address or defend such actions.

We are subject to announced and unannounced device inspections by FDA and other regulatory agencies overseeing the implementation and adherence of applicable local, state and federal statutes and regulations.

Health Care

Affordable Care Act

•	In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of greatest importance to the pharmaceutical industry are the following:

•	The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, the Affordable Care Act made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents from 15.1% of average manufacturer price (AMP) to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The Affordable Care Act also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010. Per a ruling by the U.S. Supreme Court in 2012, states have the option to expand their Medicaid programs which in turn expands the population eligible for Medicaid drug benefits. The Centers for Medicare and Medicaid Services, or CMS, has proposed to expand Medicaid rebate liability to the territories of the United States as well. In addition, the Affordable Care Act provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

•	In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. Effective in 2010, the Affordable Care Act expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In July 2013, the Health Resources and Services Administration (HRSA) issued a final rule allowing the newly eligible entities to access discounted orphan drugs if used for non-orphan indications. While the final rule was vacated by a federal court ruling, HRSA has stated it will continue to allow discounts for orphan drugs when used for any indication other than for orphan indications. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

•	Effective in 2011, the Affordable Care Act imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).

•	Effective in 2011, the Affordable Care Act imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•	The Affordable Care Act required pharmaceutical manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any ownership or investment interests held by physicians and their immediate family members. Manufacturers were required to begin tracking this information in 2013 and to report this information to CMS by March 2014.

•	As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to the Affordable Care Actor oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•	The Affordable Care Act created the Independent Payment Advisory Board, IPAB, which, beginning in 2014, will have authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings. IPAB recommendations are only required when Medicare spending exceeds a target growth rate established by the Affordable Care Act. Members of the IPAB have still not been appointed and Medicare cost growth is below the threshold that would require IPAB recommendations.

•	The Affordable Care Act established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

•	In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. The Budget Resolution is not a law, but it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. We will continue to evaluate the effect that the Affordable Care Act and any future measures to repeal or replace the Affordable Care Act have on our business.

Pediatric Exclusivity

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to any existing exclusivity period or patent term. This six-month exclusivity may be granted by FDA based on the completion of a pediatric trial in accordance with a “Written Request” for such as outlined in §505A(d)(2) of the FDCA. Recently, the Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FDCA. FDASIA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, ideally within sixty days of an end-of-phase 2 meeting or as may be agreed between the sponsor and FDA but no later than 210 days before submission of the NDA or supplement. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

United States Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our drug or device candidates, some of our U.S. patents or patents issuing based on our pending and future patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND or IDE and the submission date of an NDA or PMA, respectively, plus the time between the submission date of an NDA or PMA and the approval of that application. Only one patent applicable to an approved drug or device is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain competing marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, clinical investigations to support new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of any full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical and clinical trials necessary to demonstrate safety and effectiveness. An applicant submitting an ANDA would be required to demonstrate bioequivalency in patients comparing their candidate product to our product. Establishment of bioequivalency in patients can be a costly and challenging undertaking.

Other types of non-patent marketing exclusivity include orphan drug exclusivity under the Orphan Drug Act, which may offer a seven-year period of marketing exclusivity as described above, and pediatric exclusivity under the Best Pharmaceuticals for Children Act, which may add six months to existing exclusivity periods and patent terms. This six-month pediatric exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Non-United States Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales, promotion and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. We, or our local partners, have also filed marketing authorization applications for CollaGUARD in Argentina, Australia, Canada, Hong Kong, Mexico, Belarus, Kazakhstan and Taiwan. We obtained a CE Mark for CollaGUARD in the EU in October 2011 and have received approval for CollaGUARD in India, Israel, the Philippines, the Russian Federation, Saudi Arabia, Singapore, Thailand and Vietnam and require no further registration of approval to market CollaGUARD in New Zealand.

Non-United States Government Regulation Applicable to Drugs

Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. If we fail to comply with applicable foreign regulatory requirements, we may be subject in those countries to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

In the EEA (which is comprised of the 28 Member States of the European Union plus Iceland, Liechtenstein and Norway), for example, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

•	The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the EMA Committee for Medicinal Products for Human Use (CHMP), and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, advanced-therapy medicines, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

•	National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA (the Reference Member State, or RMS), this National MA can be recognized in other Member States (the Concerned Member States, or CMS) through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the CMS for their approval. If the CMS raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the CMS). If one or more CMS raise objections based on a potential serious risk to public health, the application is referred to the Coordination group for mutual recognition and decentralized procedure for human medicinal products (the CMDh), which is composed of representatives of the EEA Member States. If a consensus cannot be reached within the CMDh the matters is referred for arbitration to the CHMP, which can reach a final decision binding on all EEA Member States. A similar process applies to disputes between the RMS and the CMS in the Mutual Recognition Procedure.

As with FDA approval, we may not be able to secure regulatory approvals in Europe in a timely manner, if at all. Additionally, as in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved in Europe, and failure to comply with such obligations could have a material adverse effect on our ability to successfully commercialize any product.

With respect to the conduct of clinical trials in the European Union a clinical trial application, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB requirements in the United States, respectively. Generally, once the CTA is approved in accordance with a country’s requirements, clinical trials may proceed.

In addition to regulations in Europe and the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of any future products. For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with cGCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Non-United States Government Regulation Applicable to Medical Devices

The advertising and promotion of our products in the EEA is subject to the provisions of the Medical Devices Directive (Directive 93/42), Directive 2006/114/EC concerning misleading and comparative advertising , and Directive 2005/29/EC on unfair commercial practices , as well as other national legislation in the EEA countries governing the advertising and promotion of medical devices. The European Commission has submitted a Proposal for a Regulation of the European Parliament and the Council on medical devices, amending Directive 2001/83/EC, Regulation (EC) No 178/2002 and Regulation (EC) No 1223/2009, to replace, inter alia, Directive 93/42/EEC and to amend regulations regarding medical devices in the European Union, which could result in changes in the regulatory requirements for medical devices in Europe. Whilst the proposed amending legislation is before the European Parliament, it has not yet been adopted. Final form adoption is expected by both the European Parliament and the Council during 2017.

In Germany, the advertising and promotion of our products can also be subject to restrictions provided by the German Act Against Unfair Competition (Gesetz gegen den unlauteren Wettbewerb) and the law on the advertising of medicines (Heilmittelwerbegesetz), criminal law, and some codices of conduct with regard to medical products and medical devices among others. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

In Ireland, the advertising and promotion of medicinal products to either healthcare professionals or the general public alike are governed by a combination of legislation including consumer protection laws, advertising of human medicinal product laws, competition and criminal laws and various codes of conduct, including in relation to advertising standards. The HPRA is the body responsible for monitoring the advertising of medicinal products and the enforcement of the relevant regulations.

Sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products outside the United States, we must obtain regulatory approvals or CE Certificates of Conformity and comply with extensive safety and quality regulations. The time required to obtain approval by a foreign country or to obtain a CE Certificate of Conformity may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In the EEA, we are required to obtain Certificates of Conformity before drawing up an EC Declaration of Conformity and affixing the CE Mark of conformity to our medical devices. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE Certificates of Conformity or FDA clearance or approval although others, such as Brazil, Canada and Japan require separate regulatory filings.

Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health care programs, statutory health insurances, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, competitive bidding program, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.

Fraud and Abuse Laws

We will also be subject to several healthcare regulation and enforcement by the federal government and the states and foreign governments in which we will conduct our business once our products are approved. The laws that may affect our ability to operate include:

•	the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	federal Civil Monetary Penalties Law that prohibits various forms of fraud and abuse involving the Medicare and Medicaid programs;

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers;

•	for Europe, directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation in the European Union governing the advertising and promotion of medical devices; and

•	in Germany the advertising and promotion of our products can be subject to restrictions provided by the German Act Against Unfair Competition protecting against commercial practices which unacceptably harass a market participants.

Healthcare Privacy and Security Laws

We may be subject to, or our marketing activities may be limited by the federal Health Insurance Portability and Accountability Act of 1996, HIPAA, and its implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included sweeping expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010. Among other things, the new law makes HIPAA’s privacy and security standards directly applicable to “business associates,” independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

In Europe and Germany, we may be subject to strict data protection regulations, in particular with regard to health data of individuals, which are categorized as “special categories of personal data” pursuant to Section 3 subsection 9 German Federal Data Protection Act (Bundesdatenschutzgesetz). “Personal data” refers to any information relating to an identified or identifiable natural person (data subject); an identifiable person is one who can be identified, directly or indirectly, in particular by reference to an identification number or to one or more factors specific to his physical, physiological, mental, economic, cultural or social identity. The special categories of data such as health data may only be processed if the data subject consented to such processing or if (i) this is necessary in order to protect vital interests of the data subject or of a third-party, in so far as the data subject is unable to provide consent for physical or legal reasons; (ii) the data concerned have evidently been made public by the data subject; (iii) this is necessary in order to assert, exercise or defend legal claims and there is no reason to assume that the data subject has an overriding legitimate interest in excluding such collection, processing or use; or (iv) this is necessary for the purposes of scientific research, where the scientific interest in carrying out the research project substantially outweighs the data subject’s interest in excluding collection, processing and use and the purpose of the research cannot be achieved in any other way or would otherwise necessitate disproportionate effort. Therefore, we may be subject to and our marketing activities may be limited by the regulations regarding the data protection of individuals (e.g., according to the Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the protection of individuals with regard to the processing of personal data and on the free movement of such data as well as to the German Federal Data Protection Act). These regulations could also restrict the transfer of data from Germany/Europe to the United States. The general transfer of personal data outside of Europe is prohibited according to Section 4b subsection 2 sentence 2 German Federal Data Protection Act (implementing Art. 25 subsection 1 of the Directive 95/46/EC) if the data importer cannot guarantee an appropriate standard of data protection. A transfer of personal data to a non-EU member state (third country) is allowed only if the third country guarantees a reasonable standard of protection. Currently the United States is not regarded to be a country with an appropriate level of data protection meaning that further contractual arrangements have to be adopted to permit the international transfer of personal data to the United States. The EU General Data Protection Regulation (Regulation (EU) 2016/679) (“GDPR”) entered into force on 24 May 2016 and, following a two year transition period, will apply from 25 May 2018, replacing the existing data protection framework under the EU Data Protection Directive. The GDPR aims to make businesses more accountable for data privacy compliance and offers individuals extra rights and more control over their personal data. The new rules will have significant impacts for all organisations handling personal data, including us. As well as strengthening the EU data protection rules, the GDPR significantly increases the scope and nature of administrative fines for non-compliance, providing for fines of up to €20 million or 4% of total worldwide annual turnover (whichever is greater) in the event of non-compliance.

Corporate History

Our original legal predecessor was incorporated in Delaware under the name Innocoll, Inc. in December 1997 and renamed Innocoll Holdings, Inc. in May 2004. In July 2013, we re-domiciled Innocoll Holdings, Inc. from the United States to Germany pursuant to a contribution in-kind and share-for-share exchange into the newly formed Innocoll GmbH, a German limited liability company.

Pursuant to a notarial deed entered into between the shareholders of Innocoll Holdings, Inc. and Innocoll GmbH in July 2013, the holders of ordinary shares, preferred shares and warrants to purchase ordinary shares of Innocoll Holdings, Inc. contributed their shares and warrants by way of a contribution in kind to Innocoll GmbH in exchange for ordinary shares, preferred shares and options to purchase ordinary shares of Innocoll GmbH and as a result thereof, Innocoll Holdings, Inc. became Innocoll GmbH’s wholly-owned subsidiary. Innocoll Holdings, Inc. was subsequently liquidated and its assets, consisting of subsidiary companies Innocoll Pharmaceuticals Ltd., Innocoll Technologies Ltd., both Irish companies, and Innocoll, Inc., a Delaware corporation, were distributed to Innocoll GmbH.

Pursuant to a notarial deed entered into on June 16, 2014, all shareholders of Innocoll GmbH agreed to amend and restate its articles of association and cancel and terminate all preference, redemption and cumulative dividend rights of the preferred shares (other than with respect to the series E shares regarding certain anti-dilution rights) in exchange for ordinary shares of Innocoll GmbH. On July 3, 2014, Innocoll GmbH transformed into a German stock corporation (Aktiengesellschaft or AG) in accordance with the provisions of the German Reorganization Act (Umwandlungsgesetz), and all shares of Innocoll GmbH became ordinary shares of Innocoll AG. Innocoll AG is registered in the commercial register of Regensburg, Germany under the number HRB 14298.

On July 30, 2014, Innocoll AG sold 6,500,000 ADSs of Innocoll Germany representing 490,567 ordinary shares of Innocoll Germany in our initial public offering at a price of $9.00 per ADS of Innocoll Germany, thereby raising $54.4 million after deducting underwriting discounts and commissions. On August 20, 2014, the underwriters in our initial public offering partially exercised their overallotment option to purchase an additional 186,984 ADSs of Innocoll Germany, representing 14,112 ordinary shares of Innocoll Germany, at a public offering price of $9.00 per ADS of Innocoll Germany. The sale of the overallotment option by our underwriters occurred on September 12, 2014, at which we raised additional net proceeds of approximately $1.57 million, after deducting underwriting discounts and commissions. The ADSs of Innocoll Germany sold in the initial public offering represented new shares of Innocoll Germany issued in a capital increase resolved by our shareholders for the purposes of the initial public offering on July 18, 2014.

On March 16, 2016, Innocoll AG, a German stock corporation, with American Depository Shares, or ADSs, listed on the Nasdaq Global Market, merged with Innocoll Holdings plc, a public limited company formed under Irish law, by way of a European cross-border merger with Innocoll Ireland being the surviving company. Prior to the Merger Innocoll Holdings plc was a dormant company with minimal legally required share capital and related debtor on the statement of financial position. Upon the effectiveness of the Merger, we terminated Innocoll Germany’s ADS facility and each cancelled ADS effectively became an entitlement to receive one ordinary share of Innocoll Ireland. Holders of Innocoll Germany ordinary shares received 13.25 ordinary shares of Innocoll Ireland in respect of each share held of Innocoll Germany. Simultaneous with this transaction, Innocoll Ireland listed its ordinary shares on the Nasdaq Global Market under the symbol “INNL”, which we previously used for Innocoll Germany’s ADSs. The Merger effectively resulted in Innocoll Ireland becoming the publicly-traded parent of the Innocoll group of companies carrying on the same business as that conducted by Innocoll Germany prior to the Merger.

We are managed and controlled in Ireland and became an Irish tax resident as of January 1, 2014. Our principal executive offices are located at Unit 9, Block D, Monksland Business Park, Monksland, Athlone, Ireland, and our telephone number is +353 (0) 90 648 6834. Our website address is www.innocoll.com. Information contained on our website is not incorporated by reference into this annual report, and you should not consider information contained on our website to be part of this annual report or in deciding whether to purchase our ordinary shares. Our agent for service of process in the United States is Anthony Zook, 3803 West Chester Pike, Newtown Square, PA 19073. XaraColl®, Cogenzia®, CollaGUARD®, our localized drug delivery technologies trademarked as CollaRx®, CollaFilm®, CollaPress™ and LiquiColl™, the Innocoll logo and other trademarks or service marks of Innocoll appearing in this annual report are our property. This annual report contains additional trade names, trademarks and service marks of other companies.

Employees

As of March 13, 2017, we had approximately 120 employees, of which 105 are full-time.

Research and Development

Our research and development expenses were approximately $38.7 million, $29.8 million and $4.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Segment and Geographic Information

We operate in one segment, the manufacture and sale of collagen-based pharmaceutical products. Total revenues from external customers for the years ended December 31, 2016, 2015, and 2014 were $4.4 million, $2.9 million, and $6.0 million, respectively. Net loss for the years ended December 31, 2016, 2015, and 2014 was $57.0 million, $50.9 million, and $23.5 million, respectively. Total assets at December 31, 2016 and 2015 were $42.0 million and $52.8 million, respectively.

Information regarding our geographic revenues and identifiable assets attributable to each of our geographic areas of operations for the last three fiscal years is presented in “Item 8. Financial Statements and Supplementary Data― Note 5. Segment Reporting.”

Significant Customers

The majority of product revenue in 2016, $4.2 million, relates to sales of CollatampG and Septocoll and is split between two customers, EUSA Pharma and Biomet. For the year ended December 31, 2016, the split was 87% and 10%, respectively. Revenues from EUSA Pharma represent approximately $3.8 million of the Company’s consolidated revenues.

Available Information

Innocoll is required to file annual, quarterly and special reports, proxy statements and other information with the SEC. Investors may read and copy any document that Innocoll files at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Innocoll’s SEC filings.

Our Internet website is www.innocoll.com. We make available free of charge in the “Investors” section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee under the heading “Corporate Governance” in the Investor Relations section of our website. These charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to shareholders upon request.

Item 1A. Risk Factors.

If any of the risks and uncertainties set forth below actually materialize, our business, financial condition and/or results of operations could be materially and adversely affected, the trading price of our ordinary shares could decline and a shareholder could lose all or part of his or her investment. The risks and uncertainties set forth below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will continue to incur operating losses in the future and may never sustain profitability.

We have incurred operating losses in each year since inception because our research and development and general and administrative expenses exceeded our revenue. Our operating loss for the years ended December 31, 2014, 2015 and 2016 was $21.3 million, $52.0 million and $66.8 million, respectively. As of December 31, 2016, we had an accumulated deficit of $223.1 million and our current assets exceeded our current liabilities by $9.6 million.

Our ability to become profitable depends on our ability to develop and commercialize our lead product candidate, XaraColl. Our lead product candidate is not yet approved for commercial sale in the United States or Europe, and we do not know when, or if, we will generate significant revenues from its sale in the future. In December 2016, we received a Refusal to File Letter from the FDA relating to our NDA for the product. We will be required to conduct additional studies, that may not be successful. We do not know when we can resubmit our NDA, or when and if we can receive FDA approval to market XaraColl. Our other late-stage product candidate, CollaGUARD, is approved for commercial sale in 12 countries, but not yet approved for commercial sale in the United States or Europe and we do not know when, or if, we will generate significant revenue from its sale in the United States in the future. We do not anticipate generating revenue from sales of XaraColl until at least the end of 2018 assuming that the FDA agrees with the proposals we presented at our Type-A meeting, and we will never generate revenue from XaraColl if we do not obtain regulatory approval. While we have products approved or commercialized and available for sale in certain markets, including CollatampG, RegenePro and Septocoll, our revenues to date from these products have been limited.

Even if we do generate product sales, we may never achieve or sustain profitability. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidates, and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of our product candidates, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

We need additional funding to support our operations and capital expenditures, which may not be available to us. Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2016, we had an accumulated deficit of $223.1 million and cash and cash equivalents of $15.8 million. We anticipate that expenditures during the next twelve months necessary to advance our current operations, including plans to conduct further studies to enable us to submit a revised NDA for XaraColl and to develop and commercialize CollaGUARD will be greater than the amount of our current cash and cash equivalents. This assessment is based on current estimates and assumptions regarding our clinical programs and business needs. Our working capital requirements could vary depending on a variety of circumstances, including, for example, if we are required to conduct additional tests not currently contemplated. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient working capital to meet our needs through the next 12 months, from the date of approval of the financial statements, unless we can successfully obtain additional funding through debt or equity transactions. Our financial statements include an opinion of our auditors that our loss for the year of $57.0 million and accumulated loss of $223.1 million at December 31, 2016 raise substantial doubt about our ability to continue as an ongoing concern. Our ability to successfully raise sufficient funds through the sale of equity securities or the identification of strategic alliances, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. In addition, to the extent that we might seek to raise capital through the identification of strategic alliances, we may be required to license or transfer rights to our technologies to other parties that we might otherwise desire to retain.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing acquisition, licensing, development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail. Furthermore, any additional equity funding will likely result in significant dilution to existing stockholders, and, if we incur additional debt financing in the future, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. In addition, to the extent that we might seek to raise capital through the identification of strategic alliances, we may be required to license or transfer rights to our technologies to other parties that we might otherwise desire to retain. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations and could cause us to be required to cease operations.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates, including our Phase 3 clinical trials. If our product candidates are approved, we will require significant additional funds in order to launch and commercialize such product candidates in the United States and potentially in the EU. As of December 31, 2016, we had cash and cash equivalents of $15.8 million. Finally, we had trade and other payables of $13.5 million and deferred income of $1.8 million (representing products to be delivered for which payment has already been received) as of December 31, 2016.

Our rate of expenses will continue to increase as we advance our commercialization efforts for XaraColl and CollaGUARD. As a result, we will be required to seek additional sources of capital during the next six months and restrict certain of our expenditures to conserve capital and extend our resources. Our need for additional capital will depend significantly on the level and timing of regulatory approval and product sales, as well as the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for our products and product candidates. Moreover, changing circumstances may cause us to spend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. We expect to continue to incur substantial additional operating losses as we seek regulatory approval for and commercialize XaraColl and CollaGUARD and develop and seek regulatory approval for our other product candidates. If we obtain FDA approval for our products, we will incur significant sales, marketing and manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization and expanded manufacturing efforts for Xaracoll and CollaGUARD in the United States. We also expect to incur significant costs to continue to comply with corporate governance, internal controls and similar requirements applicable to us as a public company.

Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of clinical trials and non-clinical studies for our product candidates, particularly XaraColl, and the PMA application for CollaGUARD;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop and seek regulatory approval for;

•	the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effects of competing technological and market developments;

•	the timing of, and our ability to obtain, regulatory approvals for the expansion of our manufacturing facility;

•	the cost and timing of completion of commercial-scale manufacturing activities; and

•	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. We also could be required to seek collaborators for our product candidates at an earlier stage than would otherwise be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets in which we would otherwise seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our securities to decline.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

Innocoll Germany and our wholly-owned subsidiary, Innocoll Pharmaceuticals Limited, or Innocoll Pharmaceuticals, entered into a Finance Contract with the European Investment Bank, or EIB, in March 2015 whereby the EIB has committed to lend to Innocoll Pharmaceuticals up to €25 million. We have drawn down the entirety of the €25 million loan commitment. We could in the future incur additional debt obligations beyond our borrowings from the EIB. The EIB loan, our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

•	requiring us to dedicate a portion of our cash resources to pay for the principal and interest accrued over the five year period of the loan that is payable at the end of the period, which may limit available resource to fund working capital, capital expenditures, product development and other general expenses;

•	increasing our vulnerability to adverse changes in general economic, industry and market conditions;

•	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing and could take up management time dealing with any consents required from lenders or other financing sources;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under our existing loan obligations. Failure to make payments or comply with other covenants under our existing debt could result in an event of default and acceleration of amounts due. Under our agreement with the EIB the occurrence of an event which would in the reasonable opinion of EIB have a material adverse effect on our business, operations, property or condition (financial or otherwise) or prospects compared with our condition at the date of the EIB facility agreement is an event of default. If an event of default occurs and the lender accelerates the amounts due, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, such as the shares in and assets of Innocoll Pharmaceuticals Limited, which include all of our assets. In addition, the covenants under our existing debt, and the pledge of our assets as collateral, could limit our ability to obtain additional debt financing.

We are exposed to foreign currency exchange rate fluctuations.

As of June 30, 2016, we no longer met the requirements to qualify as a foreign private issuer under the Exchange Act. As a result, we began reporting as a domestic registrant as of January 1, 2017. We are now required under current SEC rules to prepare our consolidated financial statements in accordance with U.S. GAAP, rather than International Financial Reporting Standards or IFRS, and to present our financial information in U.S. dollars instead of euros. The functional currency of the Company is the U.S. dollar. If we incur portions of our expenses and derive revenues in currencies other than the U.S. dollar, we may be exposed to foreign currency exchange risk. For example, in 2016, 99% of our revenues were generated and approximately 24% of our costs were incurred in euros. Foreign exchange risk exposure may also arise from intra-company transactions and financing with subsidiaries that have a functional currency different than the U.S. dollar.

Transactions in currencies other than the functional currency of the Company entities are recorded at the exchange rates prevailing at the dates of the related transactions. Foreign exchange gains and losses resulting from the settlement of such transactions, as well as from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies, are recognized in the consolidated statements of operations and comprehensive loss. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are translated to the respective functional currencies of the Company’s entities at the rates prevailing on the relevant balance sheet date. The resulting translation adjustments are included in equity under the caption “Accumulated Currency Translation Adjustment” in the consolidated statement of changes in (deficit)/equity.

We do not currently engage in currency swaps or other currency hedging transactions. There can be no assurance that we will be successful in managing our foreign currency exchange rate risk. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations and cash flows.

Risks Related to the Clinical Development and Regulatory Approval of Our Product Candidates

Our business depends substantially on the success of our lead product candidate, XaraColl, which is still in development. If we are unable to successfully develop and subsequently commercialize XaraColl, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of XaraColl, our lead product candidate, which has not yet been approved for commercial sale in the United States or in Europe and Cogenzia, which we have abandoned. There remains a significant risk that we will fail to successfully develop XaraColl. In February 2017, our representatives attended a Type-A meeting with representatives of the FDA to review potential pathways forward following our receipt of the Refusal to File Letter and to review a proposed plan for proceeding with additional studies that would allow us to file a revised NDA for XaraColl. During the meeting, we proposed a plan designed to allow us to submit a revised NDA to the FDA by the latter part of 2017. We proposed conducting an additional short-term pharmacokinetic study and several short-term non-clinical studies. Under current practice before the FDA, we received limited feedback during the meeting and we expect to receive shortly from the representatives of the FDA formal written meeting minutes of our Type-A meeting, which will serve as the official record of the response of the FDA to our proposal during the meeting. If the FDA concurs with our plan, we will commence the additional studies, and if the results are positive, we would submit a revised NDA to the FDA soon after the completion of the studies. However, if the FDA suggests that studies beyond those that we proposed would be necessary, or if the results of the studies that we proposed are not positive, we would not likely be able to submit our revised NDA for an extended period of time, if at all.

The success of, and our ability to generate future revenues from, our product candidates will depend on several factors, including:

•	successful completion of clinical trials and non-clinical studies;

•	receipt of U.S. and/or foreign regulatory approvals for our product candidates from applicable regulatory authorities;

•	maintaining regulatory compliance for our manufacturing facility;

•	manufacturing sufficient commercial quantities in acceptable quality and at acceptable costs;
40

•	achieving meaningful commercial sales of our product candidates, if and when approved;

•	obtaining reimbursement from third-party payors for product candidates, if and when approved;

•	sourcing sufficient quantities of raw materials used to manufacture our products;

•	successfully competing with other products;

•	continued acceptable safety and effectiveness profiles for our product candidates following regulatory approval, if and when received;

•	pursuing clinical development of our product candidates for additional indications.

•	the regulatory framework and approval process we may become subject to in the event the FDA classifies XaraColl or any of our other product candidiates as a drug/device combination;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

•	protecting our intellectual property rights.

If we do not achieve one or more of these factors in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business and we may not be able to earn sufficient revenues and cash flows to continue our operations.

We may not receive a general indication of postoperative analgesia for XaraColl, which would have an adverse effect on our ability to market XaraColl for use in surgical procedures other than those studied in our Phase 3 trials and could adversely affect our business and financial results.

We may not receive a general indication of postoperative analgesia for XaraColl, which would have an adverse effect on our ability to market XaraColl for use in surgical procedures other than those studied in our Phase 3 trials and could adversely affect our business and financial results.

The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the Internet and off-label promotion. The FDA generally does not allow drugs to be promoted for “Off-label” uses—that is, uses that are not described in the product’s labeling and that differ from those that were approved by the FDA. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval.

If we are not able to obtain FDA approval for a label including any desired future indications for XaraColl outside of open hernioplasty or for efficacy beyond the initial 24 hour post-operative period, our ability to effectively market and sell XaraColl may be limited, and our business may be adversely affected. Our goal for XaraColl is to ultimately seek an indication for administration into the surgical site to produce post-surgical analgesia. Prior to conducting our Phase 3 trials for XaraColl, the FDA advised us that an indication for postoperative analgesia following laparotomy for inguinal herniorrhaphy with mesh may be more appropriate than a general indication for postoperative analgesia until it is known whether location, wound size, or other factors affect efficacy or safety. The FDA also recommended that we evaluate the safety and efficacy for XaraColl following other surgical procedures including open herniorrhaphy without mesh, unless there are specific reasons not to evaluate other clinical settings. Subsequent to providing this advice, it was reported that the FDA and Pacira Pharmaceuticals, Inc., a specialty pharmaceutical company, settled ongoing litigation concerning the label indication of Pacira’s Exparel product (bupivacaine liposome injectable suspension). The FDA confirmed that Exparel has always been approved for “administration into the surgical site to produce postsurgical analgesia” for use in a variety of surgeries not limited to those studied in its pivotal trials. Although we are not aware of the details of the discussions between FDA and Pacira leading up to the reported settlement, we intend to use a similar justification to attempt to support a broad post-surgical analgesia indication for XaraColl.

While physicians in the United States may choose, and are generally permitted to prescribe drugs for uses that are not described in the product’s labeling, and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote our products is narrowly limited to those indications that are specifically approved by the FDA. “Off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions suggest that certain off-label promotional activities may be protected under the First Amendment, the scope of any such protection is unclear. Moreover, while we intend to promote our products consistent with what we believe to be the approved indication for our drugs, the FDA may disagree. If the FDA determines that our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the agency. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, bring an enforcement action against us, suspend or withdraw an approved product from the market, request a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our reputation and our business.

Clinical drug development is expensive and involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results. If our clinical trials for XaraColl are unsuccessful, or significantly delayed, we could be required to abandon development and our business will be materially harmed.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. In February 2017, our representatives attended a Type-A meeting with representatives of the FDA to review potential pathways forward following our receipt of the Refusal to File Letter and to review a proposed plan for proceeding with additional studies that would allow us to file a revised NDA for XaraColl. During the meeting, we proposed a plan designed to allow us to submit a revised NDA to the FDA by the latter part of 2017. We proposed conducting an additional short-term pharmacokinetic study and several short-term non-clinical studies. Under current practice before the FDA, we received limited feedback during the meeting and we expect to receive shortly from the representatives of the FDA formal written meeting minutes of our Type-A meeting, which will serve as the official record of the response of the FDA to our proposal during the meeting. If the FDA concurs with our plan, we will commence the additional studies, and if the results are positive, we would submit a revised NDA to the FDA soon after the completion of the studies. However, if the FDA suggests that studies beyond those that we proposed would be necessary, or if the results of the studies that we proposed are not positive, we would not likely be able to submit our revised NDA for an extended period of time, if at all.

Furthermore, despite encouraging earlier trial results for Cogenzia, our Phase 3 study failed to meet its primary endpoints and the program was discontinued. We cannot provide assurances that following additional studies, the same will not happen for XaraColl or any of our other product candidates.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in or adherence to trial protocols, differences in the size and type of patient populations and the dropout rates among clinical trial participants. Our future clinical trial results, therefore, may not demonstrate efficacy and safety sufficient to obtain regulatory approval for our product candidates.

Flaws in the design of a clinical trial may not become apparent until the clinical trial is well under way. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. In addition, clinical trials often reveal that it is not practical or feasible to continue development efforts.

We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. Further, regulatory agencies, institutional review boards or data safety monitoring boards may at any time order the temporary or permanent discontinuation of our clinical trials or request that we cease using certain investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants.

If the results of our clinical trials for our current product candidates or clinical trials for any future product candidates do not achieve their primary efficacy endpoints or raise unexpected safety issues, the prospects for approval of our product candidates will be materially adversely affected. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have failed to achieve similar results in later clinical trials, or have ultimately failed to obtain regulatory approval of their product candidates. Many products that initially showed promise in clinical trials or earlier stage testing have later been found to cause undesirable or unexpected adverse effects that have prevented their further development.

In addition, we may experience numerous unforeseen events that could cause our clinical trials to be delayed, suspended or terminated, or which could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	delay or failure in reaching agreement with the FDA or comparable foreign regulatory authorities on trial designs that we are able to execute;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	clinical trials of our product candidates may produce negative, inconclusive or inconsistent results, and we may decide, or regulators may require us, to conduct additional clinical trials or implement a clinical hold;

•	we may elect or be required to suspend or terminate clinical trials of our product candidates, including based on a finding that the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may not authorize us or our investigators to commence or continue a clinical trial, or conduct or continue a clinical trial at a prospective trial site;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	changes in government regulation or administrative actions;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable adverse effects or other unexpected characteristics.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions of the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be materially harmed, and our ability to generate product revenues from any of these product candidates will cease or be delayed. In addition, any termination of, or delays in completing, our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to a delay in the commencement or completion of or early termination of, clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may not receive a general indication of postoperative analgesia for XaraColl, which would have an adverse effect on our ability to market XaraColl for use in surgical procedures other than those studied in our Phase 3 trials and could adversely affect our business and financial results.

The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the Internet and off-label promotion. The FDA generally does not allow drugs to be promoted for “Off-label” uses — that is, uses that are not described in the product’s labeling and that differ from those that were approved by the FDA. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval.

If we are not able to obtain FDA approval for any desired future indications for XaraColl outside of open hernioplasty, our ability to effectively market and sell XaraColl may be limited, and our business may be adversely affected.

While physicians in the United States may choose, and are generally permitted to prescribe drugs for uses that are not described in the product’s labeling, and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote our products is narrowly limited to those indications that are specifically approved by the FDA. “Off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions suggest that certain off-label promotional activities may be protected under the First Amendment, the scope of any such protection is unclear. Moreover, while we intend to promote our products consistent with what we believe to be the approved indication for our drugs, the FDA may disagree. If the FDA determines that our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, bring an enforcement action against us, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our reputation and our business.

If our drug/device combination product candidates, such as XaraColl, receive regulatory approval, we will be subject to ongoing regulatory requirements and we may face future development, manufacturing and regulatory difficulties.

Our drug/device combination product candidates, such as XaraColl, if approved, will be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping, submission of safety and other post-market approval information, importation and exportation. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and European Medicines Agency, or EMA, requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements.

Accordingly, we will be required to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and EMA and other similar agencies and to comply with certain requirements concerning advertising and promotion for our potential products.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our potential products fail to comply with applicable regulatory requirements, a regulatory agency may, among other actions:

•	issue warning letters or untitled letters;

•	require product recalls;

•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•	require us or our potential future collaborators to enter into a consent decree or permanent injunction;

•	impose other administrative or judicial civil or criminal actions, including monetary or other penalties, or pursue criminal prosecution;

•	withdraw regulatory approval;

•	refuse to approve pending applications or supplements to approved applications filed by us or by our potential future collaborators;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products.

Risks Related to Our Business and Strategy

If we fail to manufacture XaraColl, CollaGUARD or our other marketed products and product candidates in sufficient quantities and at acceptable quality and cost levels, or to fully comply with cGMP or other applicable manufacturing regulations, we may face a bar to, or delays in, the commercialization of our products, breach obligations to our licensing partners or be unable to meet market demand, and lose potential revenues.

The manufacture of our products based on our collagen-based technology platform, including XaraColl, requires significant expertise and capital investment. Currently, we are manufacturing all commercial and clinical supply for all of our marketed products and product candidates in our sole facility in Saal, Germany without the benefit of any redundant or backup facilities. Also, substantially all of our inventory of raw material and finished goods is held at this location. We take precautions to safeguard our facility, including acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural or other disaster, such as a fire or flood, could damage or destroy our manufacturing equipment or our inventory of raw material or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results. In addition, our competitors have substantially greater financial, technical and other resources, such as a larger staff and experienced manufacturing organizations.

We must comply with federal, state and foreign regulations, including FDA regulations governing cGMP enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. For our medical device products, we are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our medical device products.

Our facility has not yet been inspected by the FDA for cGMP compliance. If we do not successfully achieve cGMP compliance for our facility in a timely manner, commercialization of our products could be prohibited or significantly delayed. Even after cGMP compliance has been achieved, the FDA or similar foreign regulatory authorities at any time may implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging, testing of or other activities related to our products. For our marketed medical device products, the FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time. Similar audit rights exist in Europe and other foreign jurisdictions. Any failure to comply with applicable cGMP, QSR and other regulations may result in fines and civil penalties, suspension of production, product seizure or recall, imposition of a consent decree, or withdrawal of product approval, and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed also could result in significant consequences, including adverse health consequences, injury or death to patients, costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims. If we are required to find a new manufacturer or supplier, the process would likely require prior FDA and/or equivalent foreign regulatory authority approval, and would be very time consuming. An inability to continue manufacturing adequate supplies of our products at our facility in Saal, Germany, could result in a disruption in the supply of our products. We have licensed the commercial rights in specified foreign territories to market and sell our products. Under those licenses, we have obligations to manufacture commercial product for our commercial partners. If we are unable to fill the orders placed with us by our commercial partners in a timely manner, we may potentially lose revenue and be in breach of our licensing obligations under agreements with them.

We have not obtained regulatory approval for any of our late-stage product candidates in the United States, so we cannot yet generate any revenues from the sales of these products in the United States.

Our late-stage product candidates, XaraColl and CollaGUARD, have not yet been approved for commercial sale in the United States. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA to market each product. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate in non-clinical, or preclinical, studies and clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use under the labeled conditions for use and that the manufacturing facilities, processes and controls are adequate. We expect to submit a revised NDA for XaraColl following our receipt of the minutes from our Type-A meeting with the FDA, provided that the FDA concurs with our plan to commence the additional studies proposed by our management, and if the results of those studies are positive. However, if the FDA suggests that studies beyond those that we proposed would be necessary, or if the results of the studies that we proposed are not positive, we would not likely be able to submit our revised NDA for an extended period of time, if at all.

An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product and its components, and draft labeling. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any of our submissions will be accepted for filing and review by the FDA, or that the FDA will approve the application if it accepts it.

Regulatory authorities outside of the United States, such as in Europe and in emerging markets, also have requirements for approval of products for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could require additional non-clinical studies or clinical trials, which could be costly and time consuming. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, and potentially may include additional risks.

The process to develop, obtain regulatory approval for, and commercialize product candidates is long, complex and costly both inside and outside of the United States, and approval is not guaranteed. Even if we successfully obtain approval from the regulatory authorities for our product candidates, any approval might significantly limit the approved indications for use, or require that precautions, contraindications or warnings be included on the product labeling that limit its commercialization, or limit its commercialization through a Risk Evaluation and Mitigation Strategy, or REMS, that restricts who may prescribe or dispense the product or imposes other significant limits to assure safe use, or require expensive and time-consuming post-approval clinical studies or surveillance as conditions of approval. Following any approval for commercial sale of our product candidates, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, will be subject to additional regulatory review and approval. In addition, regulatory approval for any of our product candidates may be withdrawn. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or if any approval we do obtain contains significant limitations, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue the development of any other product candidate in the future.

If we fail to develop and commercialize additional product candidates, we may be unable to grow our business.

If we decide to pursue the development and commercialization of any additional product candidates, we may be required to invest significant resources to acquire or in-license the rights to such product candidates or to conduct product discovery activities. In addition, any other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, extensive clinical trials and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risk of failure that is inherent in therapeutic product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that we will be able to acquire, discover or develop any additional product candidates, or that any additional product candidates we may develop will be approved, manufactured or produced economically; successfully commercialized; or widely accepted in the marketplace or be more effective than other commercially available alternatives. Research programs to identify new product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. If we are unable to develop or commercialize additional product candidates, our business and prospects will suffer.

We have engaged in only limited sales of our products to date, 87% of which are to one customer for the year ended December 31, 2016.

While we are a global, commercial-stage, specialty pharmaceutical and medical device company, with late-stage development programs targeting areas of significant unmet medical needs, we have engaged in only limited sales of our products to date with approximately 87% of our sales being generated by one customer in the year ended December 31, 2016. Our products may never gain significant acceptance in the marketplace and, therefore, never generate substantial revenue or profits for the company. We must establish a market for our products and build that market through marketing campaigns to increase awareness of, and consumer confidence in, our products. If we are unable to expand our current customer base and obtain market acceptance of our products, our operations could be disrupted and our business may be materially adversely affected. Even if we achieve profitability, we may not be able to sustain or increase profitability.

We face significant competition from other pharmaceutical and medical device companies and our operating results will suffer if we fail to compete effectively.

The pharmaceutical and medical device industry is characterized by intense competition and rapid innovation. Although we believe that we hold a leading position in our understanding of collagen-based therapeutic products, our competitors may be able to develop other products that are able to achieve similar or better results. Our potential competitors include established and emerging pharmaceutical and biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis products that are more effective or less costly than our product candidates. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, price and reimbursement.

We anticipate that XaraColl will compete in the United States with currently marketed bupivacaine and opioid analgesics such as morphine, as well as elastomeric bag/catheter devices intended to provide bupivacaine over several days, which have been marketed by I-FLOW Corporation (owned by Halyard Health) since 2004; and Pacira Pharmaceutical’s Exparel, a liposomal injection of bupivacaine, indicated for single-dose infiltration into the surgical site to produce postsurgical analgesia. Once approved in the United States, CollaGUARD will compete with a number of well-accepted adhesion barriers marketed in the United States and elsewhere by well-established companies, including Sanofi’s Seprafilm®, Baxter’s Adept®, Ethicon’s Interceed® and Mast Biosurgery’s Surgiwrap®.

The financial performance of our medical device products, such as CollaGUARD, may be adversely affected by medical device tax provisions in the healthcare reform laws in the United States.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, imposes, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning with tax year 2013. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $20 billion over the next decade. We do not believe that CollaGUARD is currently subject to this tax based on the retail exemption under applicable Treasury Regulations. However, the availability of this exemption is subject to interpretation by the IRS, and the IRS may disagree with our analysis. In addition, future products that we manufacture, produce or import may be subject to this tax. The financial impact this tax may have on our business is unclear and there can be no assurance that our business will not be materially adversely affected by it.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. The Budget Resolution is not a law, but it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. We will continue to evaluate the effect that the Affordable Care Act and any future measures to repeal or replace the Affordable Care Act have on our business.

If we face allegations of noncompliance with the law and encounter sanctions, our reputation, revenues and liquidity may suffer, and our products could be subject to restrictions or withdrawal from the market.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenues from our product sales, our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

Even if we obtain regulatory approval for our product candidates, the products may not gain market acceptance among hospitals, physicians, health care payors, patients and others in the medical community.

Even if we obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among hospitals, physicians, health care payors, patients and others in the medical community. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

•	the clinical indications for which they are approved;

•	the product labeling, including warnings, precautions, side effects, and contraindications that the FDA approves;

•	the potential and perceived advantages of our product candidates over alternative products;

•	relative convenience and ease of administration;

•	the effectiveness of our sales and marketing efforts;
47

•	acceptance by major operators of hospitals, physicians and patients of the product candidate as a safe and effective treatment;

•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;

•	any REMS that the FDA might require;

•	the timing of market introduction of our product candidates as well as competitive products;

•	the cost of treatment in relation to alternative products; and

•	the availability of adequate reimbursement and pricing by third-party payors and government authorities.

If our product candidates are approved but fail to achieve market acceptance among physicians, patients, payors, or others in the medical community, we will not be able to generate significant revenues, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

If our product candidates are approved, and with respect to our already approved products, we may be subject to healthcare laws, regulation and enforcement. Our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

Although we currently do not have any of our lead products on the market in the United States and several other key jurisdictions, if our lead-product candidates are approved, once we begin commercializing our product candidates, we may be subject to additional healthcare regulation and enforcement by the U.S. federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. In certain jurisdictions outside of the United States where we currently market certain of our products, we are already subject to such regulation and enforcement. Such laws include, without limitation, state and federal anti-kickback, false claims, privacy, security, “sunshine,” and trade regulation and advertising laws and regulations. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, but not limited to, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

A recall of our drug or medical device products, or the discovery of serious safety issues with our drug or medical device products, could have a significant negative impact on us.

The FDA and other relevant regulatory agencies have the authority to require or request the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, financial condition and operating results, which could impair our ability to produce our products in a cost-effective and timely manner.

Further, under the FDA’s medical device reporting, or MDR, regulations, we are required to report to the FDA any event which reasonably suggests that our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction of the same or similar device marketed by us were to recur, would likely cause or contribute to death or serious injury. The FDA also requires reporting of serious, life-threatening, unexpected and other adverse drug experiences and the submission of periodic safety reports and other information. Product malfunctions or other adverse event reports may result in a voluntary or involuntary product recall and other adverse actions, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner and have an adverse effect on our reputation, financial condition and operating results. Similar reporting requirements exist in Europe and other jurisdictions.

Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

Our medical device products, such as CollaGUARD, are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer.

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign governmental agencies. The regulations are very complex and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other United States or foreign governmental agencies regulate numerous elements of our business, including:

•	product design and development;

•	pre-clinical and clinical testing and trials;

•	product safety;

•	establishment registration and product listing;

•	labeling and storage;

•	pre-market clearance, approval or other authorization;

•	advertising and promotion;

•	marketing, manufacturing, sales and distribution;

•	adverse event reporting;

•	servicing and post-market surveillance; and

•	recalls and field safety corrective actions.

Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either marketing clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FDCA, de novo review marketing authorization, or approval of a premarket approval application, or PMA, from the FDA, unless an exemption from premarket clearance and approval applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data are sometimes required to support substantial equivalence. Some products which are not substantially equivalent to a predicate device can undergo the de novo review process for purposes of marketing authorization. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive clinical data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) premarket notification submission or de novo review process may require a new submission, including possibly with clinical data. Before we can offer our device products to any of the 31 nations within the EU and the European Free Trade Association, we must first satisfy the requirements for CE Mark clearance, a conformity mark that signifies a product has met all criteria of the relevant EU directives, especially in the areas of safety and performance. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all for our proposed products. The initial European CE certificate for CollaGUARD was valid from October 7, 2011 to July 26, 2015.

The FDA can delay, limit or deny clearance, approval or authorization of a device for many reasons, including:

•	our inability to demonstrate that our products are safe and effective for their intended uses;

•	the data from our clinical trials may not be sufficient to support clearance or approval; and

•	the manufacturing process or facilities we use may not meet applicable requirements.

In addition, the FDA and other regulatory authorities may change their respective clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared or approved products on a timely basis.

Any delay in, or failure to receive or maintain, clearance, approval or authorization for our products under development could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA and comparable foreign regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny of us, could dissuade some customers from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.

Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as fines, civil penalties, injunctions, warning letters, recalls of products, delays in the introduction of products into the market, refusal of the FDA or other regulators to grant future clearances or approvals, and the suspension or withdrawal of existing approvals by the FDA or other regulators. Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and operating results.

Furthermore, we may evaluate international expansion opportunities in the future for our medical device products. As we expand our operations outside of the United States and Europe, we are, and will become, subject to various additional regulatory and legal requirements under the applicable laws and regulations of the international markets we enter. These additional regulatory requirements may involve significant costs and expenditures and, if we are not able comply with any such requirements, our international expansion and business could be significantly harmed.

Modifications to our medical device products, such as CollaGUARD in Europe, may require reclassifications, new CE marking processes or may require us to cease marketing or recall the modified products until new CE marking is obtained.

The initial European CE certificate for CollaGUARD was valid from October 7, 2011 to July 26, 2015. In accordance with normal practice for device recertification, we compiled an updated Design Dossier and submitted this to our European Notified Body (TÜV SÜD, Munich, Germany) in December 2014. As part of our application for recertification, we included an updated literature-based Clinical Evaluation Report and a Post Market Clinical Follow-up (PMCF) Plan, which rationalized the objectives of our ongoing clinical investigations in accordance with the current 2012 European Guideline for PMCF studies. However, prior to the expiration of the original certificate, the Notified Body requested that we revise our PMCF plan to additionally include a direct clinical comparison of CollaGUARD’s performance and safety compared to another CE-certified adhesion barrier. We do not believe that current European medical device regulations specifically require that our PMCF plan includes such a clinical comparison. In March 2016, we met with the Notified Body to seek clarification. At the meeting, TÜV SÜD agreed that current European medical device regulations do not specifically require that our PMCF plan includes such a clinical comparison, and agreed with our proposal for an updated PMCF based on the pilot clinical study in open myomectomy patients, as was agreed with FDA at the pre-IDE meeting. Provided TÜV SÜD determines that the clinical data from the U.S. pilot study are supportive, then recertification would be possible at that time based on an updated Technical Dossier and Clinical

Evaluation. Until a new CE-certificate has been issued, we will not supply CollaGUARD to our marketing partners for sale in Europe or other affected territories. Accordingly, no such sales have been assumed in our financial forecasts.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may be unable to successfully implement our business strategy.

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific, medical and operations personnel. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, prospects, financial condition or results of operations.

Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice or no notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

Many of the other biotechnology and pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They may also provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we can offer. If we are unable to continue to attract and retain high quality personnel, our ability to advance the development of our product candidates, obtain regulatory approval and commercialize our product candidates will be limited.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to: (i) comply with FDA regulations, (ii) provide accurate information to the FDA, (iii) comply with manufacturing standards we have established, (iv) comply with federal and state healthcare fraud and abuse laws and regulations, (v) report financial information or data accurately or (vi) disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices in the United States and in jurisdictions outside of the United States where we conduct our business. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics and are training our employees to abide by it, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We will need to grow the size of our organization and we may experience difficulties in managing this growth.

As of March 13, 2017, we, together with our subsidiaries, had approximately 120 total employees, 105 of whom are full-time. As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;

•	managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. To date, we have used the services of outside vendors to perform tasks including clinical trial management, statistics and analysis and regulatory affairs. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates that we develop and, accordingly, may not achieve our research, development and commercialization goals. Our ability to expand our organization will be severely limited by our financial condition and we will be required to identify additional capital to engage in significant expansion.

Certain of our employees and patents are subject to foreign laws.

A majority of our employees work in Germany and are subject to German employment law. Ideas, developments, discoveries and inventions made by such employees and consultants are subject to the provisions of the German Act on Employees’ Inventions (Gesetz über Arbeitnehmererfindungen), which regulates the ownership of, and compensation for, inventions made by employees. We face the risk that disputes can occur between us and our employees or ex-employees pertaining to alleged non-adherence to the provisions of this act that may be costly to defend and take up our management’s time and efforts whether we prevail or fail in such dispute. In addition, under the German Act on Employees’ Inventions, certain employees retained rights to patents they invented or co-invented prior to 2009. Although most of these employees have subsequently assigned their interest in these patents to us, to the extent permitted by law, there is a risk that the compensation we provided to them may be deemed to be insufficient and we may be required under German law to increase the compensation due to such employees for the use of the patents. In those cases where employees have not assigned their interests to us, we may need to pay compensation for the use of those patents. If we are required to pay additional compensation or face other disputes under the German Act on Employees’ Inventions, our results of operations could be adversely affected.

We believe that our success depends, in part, upon our ability to protect our intellectual property throughout the world. However, the laws of some foreign countries, including Germany and Ireland, may not be as comprehensive as those of the United States and may not be sufficient to protect our proprietary rights abroad. In addition, we generally do not pursue patent protection outside the United States and certain other key jurisdictions because of cost and confidentiality concerns. Accordingly, our international competitors could obtain foreign patent protection for, and market overseas, products and technologies for which we are seeking patent protection in the United States.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We, or our licensing partners, plan to seek regulatory approval for our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•	differing regulatory requirements in foreign countries;

•	faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;

•	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our, or our licensing partners’ international operations may materially adversely affect our ability to attain or maintain profitable operations.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, or, in some jurisdictions, statutory health insurances, decide which products they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

We are approved to market certain of our products in selected foreign jurisdictions and further intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval for a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 revised the payment methodology for many products under Medicare in the United States, which has resulted in lower rates of reimbursement. In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was enacted. This expansion in the government’s role in the U.S. healthcare industry may further lower rates of reimbursement for pharmaceutical products.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. The Budget Resolution is not a law, but it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. We will continue to evaluate the effect that the Affordable Care Act and any future measures to repeal or replace the Affordable Care Act have on our business.

In Europe, the European Commission has submitted a Proposal for a Regulation of the European Parliament and the Council on medical devices, amending Directive 2001/83/EC, Regulation (EC) No 178/2002 and Regulation (EC) No 1223/2009, to replace, inter alia, Directive 93/42/EEC and to amend regulations regarding medical devices in the European Union, which could result in changes in the regulatory requirements for medical devices in Europe.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approvals;

•	our ability to set a price that we believe is fair for our products;

•	our ability to generate revenues and achieve or maintain profitability; and

•	the level of taxes that we are required to pay.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

The impact of recent health care reform efforts with respect to the Affordable Care Act is currently unknown, and may adversely affect our business model.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. The Budget Resolution is not a law, but it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. We will continue to evaluate the effect that the Affordable Care Act and any future measures to repeal or replace the Affordable Care Act have on our business.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and future clinical research organizations, or CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize our product candidates or our already commercialized products on a larger scale. For example, we may be sued if our product candidates allegedly cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing; defects in design; a failure to warn of dangers inherent in the product, negligence, strict liability; and a breach of warranties. Claims could also be asserted under state consumer protection acts. In Europe, medical products and medical devices may, under certain circumstances, be subject to no-fault liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	costs to defend litigation and other proceedings;

•	a diversion of management’s time and our resources;

•	decreased demand for our product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	substantial monetary awards to trial participants or patients;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize our product candidates; and

•	a decline in our share price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently do not carry product liability insurance covering our clinical trials. If we determine that it is necessary to procure product liability coverage due to the commercial launch of our lead product candidates after approval, we may be unable to obtain such coverage on acceptable terms, or at all. Until we obtain product liability insurance, we will have to pay any amounts awarded by a court or negotiated in a settlement, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our business could be adversely affected by animal rights activists.

Our business activities have involved animal testing, including preclinical testing for XaraColl and CollaGUARD. Animal testing has been the subject of controversy and adverse publicity. Some organizations and individuals have attempted to stop animal testing by pressing for legislation and regulation in these areas. To the extent that the activities of such groups are successful, our business could be adversely affected.

Our international operations pose currency risks, which may adversely affect our operating results and net income.

Our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction risks. In general, we conduct our business, earn revenues and incur costs in the local currency of the countries in which we operate. In 2016, 99% of our revenues were generated and approximately 24% of our costs were incurred in euros. As we execute our strategy to expand internationally, our exposure to currency risks will increase. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates. Therefore, changes in exchange rates between these foreign currencies and the euro will affect our revenues, cost of goods sold, and operating margins, and could result in exchange losses in any given reporting period.

We incur currency transaction risks whenever we enter into either a purchase or a sale transaction using a different currency from the currency in which we report revenues. In such cases we may suffer an exchange loss because we do not currently engage in currency swaps or other currency hedging strategies to address this risk.

Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on our business.

We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that our officers, directors, employees, agents and collaborators may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010 and the European Union Anti-Corruption Act, as well as trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties or curtailment of operations in certain jurisdictions, and might adversely affect our results of operations. In addition, actual or alleged violations could damage our reputation and ability to do business.

Global economic, political and social conditions have adversely impacted our sales and may continue to do so.

The uncertain direction and relative strength of the global economy, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors all affect spending behavior of potential end-users of our products. The prospects for economic growth in Europe, the United States and other countries remain uncertain and may cause end-users to further delay or reduce technology purchases. In particular, a substantial portion of our sales are made to customers in countries in Europe, which is experiencing a significant economic crisis. If global economic conditions remain volatile for a prolonged period or if European economies experience further disruptions, our results of operations could be adversely affected. The global financial crisis affecting the banking system and financial markets has resulted in a tightening of credit markets, lower levels of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets. These conditions may make it more difficult for our end-users to obtain financing.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have engaged third-party CROs in connection with our Phase 3 clinical trials for our product candidates and will continue to engage such CROs in the future. We rely heavily on these parties for execution of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with current Good Clinical Practices, or cGCP requirements, which are a collection of regulations enforced by the FDA or comparable foreign regulatory authorities for product candidates in clinical development in order to protect the health, safety and welfare of patients and assume the integrity of clinical data. cGCP are also intended to protect the health, safety and welfare of study subjects through requirements such as informed consent. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, for drugs, our clinical trials must be conducted with products produced under cGMP regulations and will require a large number of test subjects. For our devices, clinical trials must use product manufactured in compliance with design controls under the QSR. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, we may be implicated if any of our CROs violate federal or state fraud and abuse or false claims laws and regulations, or healthcare privacy and security laws.

The CROs are not employed directly by us and, except for remedies available to us under our agreements with such CROs, we cannot control whether they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other product development activities, which could affect their performance on our behalf. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Switching or adding CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Although we plan to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, prospects, financial condition and results of operations.

We rely on third parties for the supply of specified raw materials and equipment.

We rely on third parties for the timely supply of specified raw materials and equipment for the manufacture of our collagen-based products. Although we actively manage these third-party relationships to provide continuity and quality, some events which are beyond our control could result in the complete or partial failure of these goods and services. Any such failure could have a material adverse effect on our financial condition and operations.

If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may be unable to generate revenues from this product candidate.

In order to commercialize our products, we must build our marketing, sales and distribution capabilities. The establishment, development and training of our sales force and related compliance plans to market our products is expensive and time consuming and can potentially delay the commercial launch of our products. In the event we are not successful in developing our marketing and sales infrastructure, we may not be able to successfully commercialize our products, which would limit our ability to generate product revenues.

We currently license the commercialization rights for some of our marketed products outside of the United States, which exposes us to additional risks of conducting business in international markets.

The non-U.S. markets are an important component of existing commercialization strategy for our existing marketed products as well as part of our growth strategy for Xaracoll and CollaGUARD. We have entered into commercial supply agreements for our main commercialized products pursuant to which we exclusively supply and our partners exclusively purchase the products from us in their respective territories outside of the United States or worldwide. For CollaGUARD, we have entered into supply agreements with partners, the most significant of which are with Takeda Pharmaceutical Company Limited, or Takeda, for 15 countries including Canada, Mexico and countries in the Commonwealth of Independent States, or CIS, where distribution of the product is subject to obtaining local marketing approvals, and Pioneer Pharma Co. Ltd., or Pioneer, for nine Asian countries, including China and its territories. For CollatampG, we have entered into an exclusive supply agreement with EUSA Pharma for all territories outside of the United States and for Septocoll, we have entered into an agreement with Biomet Orthopedics for global supply of the product. We are also manufacturing RegenePro, a bioresorbable collagen sponge for dental applications, which we supply to Biomet 3i. Our agreements require us to timely supply products that meet the agreed quality standards and require our customers to purchase products from us, in some cases in specified minimum quantities. If we fail to maintain these agreements and agreements with other partners or to enter into new distribution arrangements with selling parties, or if these parties are not successful, our revenue-generating growth potential will be adversely affected. Moreover, international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

•	efforts to enter into distribution or licensing arrangements with third parties in connection with our international sales, marketing and distribution efforts may increase our expenses or divert our management’s attention from the development of product candidates;

•	changes in a specific country’s or region’s political and cultural climate or economic condition;

•	differing requirements for regulatory approvals and marketing internationally;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	potentially reduced protection for intellectual property rights;

•	potential third-party patent rights in countries outside of the United States;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including several countries in Europe;

•	compliance with tax, employment, immigration and labor laws for employees traveling abroad;

•	the effects of applicable foreign tax structures and potentially adverse tax consequences;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue and other obligations incidental to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;

•	failure of our employees and contracted third parties to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.

These and other risks may materially adversely affect our ability to attain or sustain revenue from international markets.

We may form or seek strategic alliances in the future and we may not realize the benefits of such alliances.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future products that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing shareholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture and vice versa. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

Risks Related to Our Intellectual Property

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

In addition, the patent applications that we own or that we may license may fail to result in issued patents in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the issued patents and patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the United States Patent and Trademark Office, or U.S. PTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law with the passage of the America Invents Act (2012) which brings into effect significant changes to the U.S. patent laws that are yet untried and untested, and which introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a “first to file” system in the U.S. This will require us to be cognizant going forward of the time from invention to filing of a patent application.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we require all of our employees to assign their inventions to us to the extent permitted by law, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

Because we have filed a petition for reissuance of our U.S. XaraColl patent, we will be unable to enforce it unless and until the U.S. patent is reissued.

We recently submitted a petition to reissue the U.S. patent directed to XaraColl, mainly for the purposes of submitting prior art references identified in the corresponding European application. We did not submit these prior art references to the U.S. Patent and Trademark Office during the prosecution of the U.S. patent. In addition, this reissue process will allow us to pursue additional claims, e.g., claims within the scope of the originally issued claims but more tailored to our currently proposed XaraColl product. Although we do not believe these prior art references should have any substantial impact on the originally issued claims, especially with respect to the coverage of the proposed XaraColl products, there can be no assurance that any or all of the originally issued claims will be reissued. It is also uncertain whether any or all of the additional claims we have included in the petition will be granted. We anticipate the conclusion of the reissue process before we launch XaraColl in the United States, and if the reissued claims are substantially the same as the originally issued claims, there will be no intervening rights by others during the reissue period. We will be unable to enforce the XaraColl U.S. patent unless and until the U.S. patent is reissued.

There can be no assurance that a patent will reissue from the petition, or that any such patent will be enforceable and will not be challenged, invalidated or circumvented. Nevertheless, we will continue to rely upon our proprietary know-how, techniques, expertise and the decades of collective experience of our team relating to the development and manufacturing of collagen matrix products, as well as the rigorous regulatory barriers applicable to the development, manufacture, distribution and marketing of potential competing products. See “Item 1. Business — Intellectual Property and Exclusivity” for further information.

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference and reexamination proceedings before the U.S. PTO or oppositions and other comparable proceedings in foreign jurisdictions. Recently, following U.S. patent reform, new procedures including inter partes review and post grant review have been implemented. As stated above, this reform is untried and untested and will bring uncertainty to the possibility of challenge to our patents in the future. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patent is held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent is held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use product candidates, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

Interference proceedings provoked by third parties or brought by the U.S. PTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our securities.

Obtaining and maintaining our patent protection depends on compliance with various procedures, document submission requests, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the U.S. PTO and foreign patent agencies in several stages over the lifetime of the patent. The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Our trade secrets are difficult to protect.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property.

Our success depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our partners, licensors and contractors. Because we operate in a highly competitive technical field of drug development, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality agreements with our corporate partners, employees, consultants, sponsored researchers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties all confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. Our agreements also provide that any inventions made based solely upon our technology are our exclusive property, and we enter into assignment agreements that are recorded in patent, trademark and copyright offices around the world to perfect our rights.

These confidentiality and assignment agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Risks Related to Ownership of our Securities

There has been limited trading volume for our securities.

Even though our ordinary shares have been listed on the NASDAQ Global Market, there has been limited liquidity in the market for our securities, which could make it more difficult for holders to sell our ordinary shares.

Our failure to meet the continued listing requirements of the NASDAQ could result in a delisting of our common stock.

Our ordinary shares are listed on the NASDAQ Global Market, which imposes, among other requirements, a minimum stockholders’ equity requirement. On February 15, 2017, we received a notice from NASDAQ of non-compliance with its continuing listing rules indicating that for 30 consecutive business days beginning on December 30, 2016, our ordinary shares had not maintained a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5450(a)(1).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days from the date of the notification, or until August 14, 2017 (the “Compliance Period”), in which to regain compliance with the Minimum Bid Price Requirement. In order to regain compliance with the Minimum Bid Price Requirement, the closing bid price of our ordinary shares must be at least $1.00 per share for a minimum of ten consecutive business days during the Compliance Period.  In the event that we do not regain compliance within the Compliance Period, we may be eligible to seek an additional 180-calendar day compliance period if we elect to transfer the listing of our ordinary shares to The Nasdaq Capital Market, meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary.

The delisting of our common stock from NASDAQ may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our ordinary shares and would impair your ability to sell or purchase our ordinary shares when you wish to do so. Further, if we were unable to maintain a NASDAQ listing, our ordinary shares would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.

There can be no assurance that we will successfully maintain our listing or regain compliance with the Minimum Bid Price Requirement. Moreover, there is no assurance that any actions that we take to restore our compliance with NASDAQ’s listing requirements would stabilize the market price or improve the liquidity of our ordinary shares, prevent our ordinary shares from remaining below the NASDAQ minimum bid price required for continued listing or prevent future non-compliance with NASDAQ’s listing requirements.

There can be no assurance that an active trading market for our ordinary shares will be sustained.

In addition, the stock market generally has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may negatively affect the market price of our ordinary shares, regardless of our actual operating performance. The market price and liquidity of the market for our ordinary shares that will prevail in the market may be higher or lower than the price you pay and may be significantly affected by numerous factors, some of which are beyond our control.

The price of our securities may be volatile, and you could lose all or part of your investment.

The trading price of our ordinary shares is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, these factors include:

•	adverse results or delays in clinical trials;

•	actual or anticipated variations in our operating results and our financial position;

•	otherwise provide to the public and the publication of research reports about us or our industry;

•	adverse regulatory decisions or changes in laws or regulations;

•	introduction of new products or services offered by us or our competitors;

•	our inability to obtain adequate product supply;

•	our inability to establish collaborations, if needed;

•	our failure to commercialize our product candidates;

•	departures of key scientific or management personnel;

•	our ability to successfully manage our growth and enter new markets;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or shareholder litigation; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the NASDAQ Global Market and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our ordinary shares, regardless of our actual operating performance. If the market price of our ordinary shares does not exceed your purchase price, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant share price volatility in recent years.

We are no longer a foreign private issuer and are now required to report as a domestic registrant, which could result in significant additional cost and expense.

As of June 30, 2016, we no longer met the requirements to qualify as a foreign private issuer under the Exchange Act. As a result, we began reporting as a domestic registrant as of January 1, 2017. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly more than costs we incurred as a foreign private issuer. As of January 1, 2017, we are required to file periodic reports including annual reports on Form 10-K, quarterly reports on Form 10-Q and registration statements on U.S. domestic issuer forms with the SEC, which are more detailed and extensive in certain respects than the forms available to a foreign private issuer. We are also required under current SEC rules to prepare our consolidated financial statements in accordance with U.S. GAAP, rather than IFRS, and to present our financial information in U.S. dollars instead of euros. In addition, we lost our ability to rely upon exemptions from certain corporate governance requirements on U.S. stock exchanges that are available to foreign private issuers. We are now also subject to the Exchange Act rules regulating disclosure obligations and procedural requirements related to the solicitation of proxies, consents and authorizations applicable to a security registered under the Exchange Act, including the U.S. proxy rules under Section 14 of the Exchange Act. Our officers and directors are also now subject to the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchases and sales of our securities.

Our principal shareholders and management own a significant percentage of our ordinary shares and will be able to exert significant control over matters subject to shareholder approval.

Our executive officers, directors, board members, 10% shareholders and their affiliates owned approximately 41.5% of our voting shares as of March 13, 2017. Therefore, these shareholders, as a group, will have the ability to influence us through their ownership position. These shareholders may be able to determine, or significantly influence, all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our shares that you may feel are in your best interest as one of our shareholders. Our board members and their affiliates beneficially owned approximately 9.0% of our outstanding ordinary shares as of March 13, 2017, after giving effect to the exercise of all outstanding options to purchase ordinary shares. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We are an emerging growth company, and we cannot be certain that the reduced reporting requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this annual report and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through December 31, 2019, the last day of our fiscal year following the fifth anniversary of the 2014 date of the first sale of Innocoll Germany’s ADSs in our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our ordinary shares and our share price may be more volatile.

Under the JOBS Act, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Innocoll AG prepared its financial statements in accordance with International Financial Reporting Standards, or IFRS, as issued by the International Accounting Standards Board, or IASB, which do not have separate provisions for publicly traded and private companies. However, as Innocoll Holdings plc has transitioned its financial statements to be prepared in accordance with U.S. GAAP, as an emerging growth company, we may be able to take advantage of the benefits of this extended transition period.

We have no present intention to pay dividends on our ordinary shares in the foreseeable future and, consequently, your only opportunity to achieve a return on your investment during that time is if the price of our ordinary shares appreciates.

We have no present intention to pay dividends on our ordinary shares in the foreseeable future. In addition, for so long as our loan obligations under the financing contract with EIB are outstanding, our ability to pay dividends is limited to certain circumstances. Any recommendation by our board to pay dividends will depend on many factors, including our financial condition, results of operations, legal requirements and other factors. In addition, if we issue securities at an equivalent value below $7.00 per ordinary share of Innocoll Ireland (based on conversion to U.S. dollars at an exchange rate of $1.0663 per euro, the official exchange rate quoted as of March 13, 2017 by the European Central Bank), we may be required to adjust the exercise price of certain outstanding options pursuant to our obligations under the 2014 Option Agreement (for more details on the 2014 Option Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations―Liquidity and Capital Resources—2014 Option Agreement”). Accordingly, if the price of our ordinary shares declines in the foreseeable future, you will incur a loss on your investment, without the likelihood that this loss will be offset in part or at all by potential future cash dividends.

Raising additional capital may cause additional dilution of the percentage ownership of our shareholders, restrict our operations, require us to relinquish rights to our technologies, products or product candidates and could cause our share price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanding our manufacturing facility, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell ordinary shares, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell ordinary shares, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences and privileges senior to the holders of our ordinary shares. The incurrence of indebtedness could result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt and other operating restrictions that could adversely impact our ability to conduct our business. In addition, if we issue securities at an equivalent value below $7.00 per ordinary share of Innocoll Ireland (based on conversion to U.S. dollars at an exchange rate of  $1.0663 per euro, the official exchange rate quoted as of March 13, 2017 by the European Central Bank), we may be required to adjust the exercise price of certain outstanding options pursuant to our obligations under the 2014 Option Agreement (for more details on the 2014 Option Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations―Liquidity and Capital Resources—2014 Option Agreement”). If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, products or product candidates, or grant licenses on terms unfavorable to us.

Substantial future sales of our securities in the public market, or the perception that these sales could occur, could cause the price of our securities to decline.

Additional sales of our securities in the public market, or the perception that these sales could occur, could cause the market price of our securities to decline. As of March 13, 2017, we had 29,748,239 ordinary shares outstanding, including an aggregate of up to 911,982 ordinary shares registered pursuant to an effective resale registration statement that may be offered by the selling shareholders identified therein. To the extent additional ordinary shares are sold into the market, the market price of our ordinary shares could decline.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

As widely reported, global credit and financial markets have experienced extreme disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At December 31, 2016, we had approximately $15.8 million of cash, cash equivalents and short-term investments. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2016, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Furthermore, our share price may decline due in part to the volatility of the stock market and the general economic downturn.

We and certain of our officers are currently subject to securities class action litigation, and could be subject to additional securities class action litigation in the future.

We and certain of our officers have been named as defendants in two securities class action lawsuits. Neither complaint has been served, although the plaintiffs have requested the defendants to waive service of summons pursuant to Federal Rule of Civil Procedure 4. The complaints in both actions allege that we and certain of our executive officers violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making materially false or misleading statements and omissions relating to the development of Xaracoll and/or related requests for regulatory approval. The complaints also allege that the defendant officers violated Section 20(a) of the Exchange Act. While we believe that we have substantial legal and factual defenses to the claims in the class actions and intend to vigorously defend the case, these lawsuits could divert our management's and board's attention from other business matters, the outcome of the pending litigation is difficult to predict and quantify, and the defense against the underlying claims will likely be costly. The ultimate resolution of this matter could result in payments of monetary damages or other costs, materially and adversely affect our business, financial condition, results of operations and cash flows, or adversely affect our reputation, and consequently, could negatively impact the price of our ordinary shares.

We have insurance policies related to the risks associated with our business, including directors' and officers' liability insurance policies. However, there is no assurance that our insurance coverage will be sufficient or that our insurance carriers will cover all claims in that litigation. If we are not successful in our defense of the claims asserted in the putative action and those claims are not covered by insurance or exceed our insurance coverage, we may have to pay damage awards, indemnify our officers from damage awards that may be entered against them and pay the costs and expenses incurred in defense of, or in any settlement of, such claims.

In addition, there is the potential for additional shareholder litigation with similar claims against us, and we could be materially and adversely affected by such matters. Even if such claims are not successful, these lawsuits or other future similar actions, or other regulatory inquiries or investigations, may result in substantial costs and have a significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our share price and trading volume could decline.

The trading market for our ordinary shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our shares would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our shares or publishes inaccurate or unfavorable research about our business, our share price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our shares could decrease, which might cause our share price and trading volume to decline.

We may qualify as a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

The treatment of U.S. holders (as defined under U.S. federal income tax law) of Innocoll Ireland ordinary shares could be subject to material adverse tax consequences as described herein if, at any relevant time, Innocoll Germany or Innocoll Ireland were a PFIC. In general, if you are a U.S. holder, Innocoll Germany and/or Innocoll Ireland will be a PFIC with respect to you if for any taxable year in which you held ADSs or ordinary shares of Innocoll Germany or ordinary shares of Innocoll Ireland: (i) at least 75% of the gross income of Innocoll Germany or Innocoll Ireland, as applicable, for the taxable year is passive income or (ii) at least 50% of the value, determined on the basis of a quarterly average (looking through certain corporate subsidiaries), of the assets of Innocoll Germany or Innocoll Ireland, as applicable, is attributable to assets that produce or are held for the production of passive income. Passive income generally includes dividends, interest, rents and royalties (other than certain rents and royalties derived in the active conduct of a trade or business), annuities and gains from the disposition of assets that produce passive income.

We believe that Innocoll Germany should not be treated as having been a PFIC in any prior taxable year and should not be treated as a PFIC in the taxable year in which the Merger occurred. In addition, we believe that Innocoll Ireland should not be treated as a PFIC immediately after the Merger. However, the tests for determining PFIC status are applied annually, and it is difficult to accurately predict future income and assets relevant to this determination. Accordingly, we cannot assure U.S. holders that Innocoll Germany and Innocoll Ireland will not be or become a PFIC. Moreover, the determination of PFIC status depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. As a result, whether Innocoll Germany or Innocoll Ireland is or will be a PFIC for any relevant taxable year cannot be predicted with certainty, and there can be no assurance that the IRS will not challenge our determination concerning our PFIC status.

If Innocoll Germany prior to the consummation of the Merger, and Innocoll Ireland, after the consummation of the Merger, were to be treated as a PFIC, except as otherwise provided by certain election regimes, a U.S. holder would be subject to special adverse tax rules with respect to (i) “excess distributions” received on our ADS or ordinary shares of Innocoll Germany, and ordinary shares of Innocoll Ireland, as the case may be, and (ii) any gain recognized upon a sale or other disposition (including a pledge) of ADSs or ordinary shares of Innocoll Germany or ordinary shares of Innocoll Ireland, as the case may be. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules, including any election regimes.

Exchange rate fluctuations may reduce the amount of U.S. dollars you receive in respect of any dividends or other distributions we may pay in the future in connection with your ordinary shares.

Under Irish law, dividends and distributions may only be made from distributable reserves. Distributable reserves, broadly, means the accumulated realized profits of a company less accumulated realized losses of the company on a standalone basis. In addition, no distribution or dividend may be made unless the net assets of Innocoll Ireland are equal to, or in excess of, the aggregate of Innocoll Irelands’s called up share capital plus undistributable reserves and the distribution does not reduce Innocoll Ireland’s net assets below such aggregate. Undistributable reserves include Innocoll Ireland’s undenominated capital and the amount by which Innocoll Ireland’s accumulated unrealized profits, so far as not previously utilized by any capitalization, exceed Innocoll Ireland’s accumulated unrealized losses, so far as not previously written off in a reduction or reorganization of capital. The determination as to whether or not Innocoll Ireland has sufficient distributable reserves to fund a dividend must be made by reference to “relevant entity financial statements” of Innocoll Ireland being either the last set of unconsolidated annual audited financial statements or unaudited financial statements prepared in accordance with the Irish Companies Act, which give a “true and fair view” of Innocoll Ireland’s unconsolidated financial position and accord with accepted accounting practice.

Exchange rate fluctuations may affect the amount in U.S. dollars that our shareholders receive upon the payment of cash dividends or other distributions we declare and pay in euro, if any. Such fluctuations could adversely affect the value of our ordinary shares and, in turn, the U.S. dollar proceeds that holders receive from the sale of our ordinary shares.

U.S. investors may have difficulty enforcing civil liabilities against our company or members of our board and the experts named in this annual report.

The members of our board and certain of the experts named in this annual report are non-residents of the United States, and all or a substantial portion of the assets of such persons are located outside the United States. As a result, it may not be possible, or may be very difficult, to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the United States. In addition, it may not be possible to enforce court judgments obtained in the United States against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. We have been advised by William Fry, our Irish counsel, that the United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters.

The following requirements must be met before a judgment of a U.S. court will be deemed to be enforceable in Ireland: the judgment must be for a definite sum; the judgment must be final and conclusive; and the judgment must be provided by a court of competent jurisdiction.

An Irish court will also exercise its right to refuse enforcement if the U.S. judgment was obtained by fraud, if the judgment violates Irish public policy, if the judgment is in breach of natural justice or if it is irreconcilable with an earlier foreign judgment. There is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.

We will continue to incur significant increased costs as a result of operating as a company whose securities are publicly traded in the United States, and our management will continue to be required to devote substantial time to new compliance initiatives.

As a company whose securities commenced trading in the United States in July 2014, we will continue to incur significant legal, accounting, insurance and other expenses that we did not previously incur. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented by the SEC and the NASDAQ Global Market have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. These costs will increase at the time we are no longer an emerging growth company eligible to rely on exemptions under the JOBS Act from certain disclosure and governance requirements. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These laws and regulations could also make it more difficult and expensive for us to attract and retain qualified persons to serve on our board or its committees or on our management board. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our ordinary shares, fines, sanctions and other regulatory action and potentially civil litigation.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, we are required, beginning with our fiscal year ending December 31, 2015, under Section 404 of the Sarbanes-Oxley Act, to perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement. At the time when we are no longer an emerging growth company, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

Our compliance with Section 404 caused us to incur substantial accounting expenses and expend significant management efforts. We may not always be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of the ordinary shares could decline, and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

In order to satisfy our obligations as a public company, we may need to hire qualified accounting and financial personnel with appropriate public company experience.

As a newly public company, we will need to establish and maintain effective disclosure and financial controls and make changes in our corporate governance practices. We may need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and retain such personnel. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from research and development efforts.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our manufacturing facility is located on a site in Saal, Germany and consists of two production facilities, which occupy a total of approximately 30,000 square feet, and an office building of approximately 6,500 square feet. We have leased the facilities pursuant to lease agreement dated April 2009 for a 10-year term, which is subject to additional five-year renewal options. Activities in this facility include the manufacture of all our products and product candidates and quality control testing, product storage, development of analytical methods, research and development, the coordination of clinical and regulatory functions, and general administrative functions. We have also leased space in Saal, Germany, including a workshop building, for a 15-year term, which is subject to additional five-year renewal options. This property will be used as an office, a laboratory, a warehouse, and for the production of pharmaceutical products and products under the German Medical Device Act. The monthly rent is €15,494.50 plus the statutory Value Added Tax (“V.A.T.”) applicable from time to time. With the current V.A.T. of 19%, equaling €2,943.96, the gross rent is €18,438.46. We expect to complete a capacity expansion build-out of our production facility to approximately 50,000 square feet to expand its production capacity to support commercial production of XaraColl, and the expanded facility is expected to be fully operational by the second half of 2017. Once completed and approved, we anticipate that our production capacity will be sufficient to meet currently forecasted market demand (including those marketed and sold through our partners) for all our current and late-stage pipeline product candidates. We believe that once our factory expansion program has been completed, our facility will be adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required

Our corporate headquarters are located in Athlone, Ireland, where we lease an office. We have leased approximately 6,824 square feet of property in Newton Square, PA in the U.S. for a corporate office pursuant to a lease agreement dated October 2015 for a three-year term. The monthly rent charged in the first year under the lease is $15,069.67, which amount shall annually be increased over the three-year term. This lease replaced a previous lease of different property in Newton Square, PA for 2,606 square feet.

Item 3. Legal Proceedings.

We and certain of our officers are subject to two securities class action lawsuits, which may require significant management and board time and attention and significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We and certain of our executive officers have been named as defendants in a securities class action lawsuit initially filed in the United States District Court for the Eastern District of Pennsylvania on January 24, 2017, captioned Anthony Pepicelli v. Innocoll Holdings Public Limited Company, Anthony P. Zook, Jose Carmona and Lesley Russel, civil action no. 2:17-cv-00341-GEKP. We and certain of our executive officers also have been named as defendants in a securities class action lawsuit initially filed in the United States District Court for the Eastern District of Pennsylvania on February 16, 2017, captioned Jianmin Huang v. Innocoll Holdings Public Limited Company, Anthony P. Zook, Jose Carmona and Lesley Russel, civil action no. 2:17-cv-00740-GEKP. Neither complaint has been served, although the plaintiffs have requested the defendants to waive service of summons pursuant to Federal Rule of Civil Procedure 4. The complaints in both actions allege that we and certain of our executive officers violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making materially false or misleading statements and omissions relating to the development of Xaracoll and/or related requests for regulatory approval. The complaints also allege that the defendant officers violated Section 20(a) of the Exchange Act. While we believe that we have substantial legal and factual defenses to the claims in the class actions and intend to vigorously defend the case, these lawsuits could divert our management’s and board’s attention from other business matters, the outcome of the pending litigation is difficult to predict and quantify, and the defense against the underlying claims will likely be costly. The ultimate resolution of this matter could result in payments of monetary damages or other costs, materially and adversely affect our business, financial condition, results of operations and cash flows, or adversely affect our reputation, and consequently, could negatively impact the price of our ordinary shares.

We have insurance policies related to the risks associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that our insurance coverage will be sufficient or that our insurance carriers will cover all claims in that litigation. If we are not successful in our defense of the claims asserted in the putative action and those claims are not covered by insurance or exceed our insurance coverage, we may have to pay damage awards, indemnify our officers from damage awards that may be entered against them and pay the costs and expenses incurred in defense of, or in any settlement of, such claims.

In addition, there is the potential for additional shareholder litigation against us, and we could be materially and adversely affected by such matters.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our ordinary shares trade on the NASDAQ Global Market under the symbol “INNL”. Historically, Innocoll Germany’s ADSs represented 1/13.25 of one ordinary share of Innocoll AG. Innocoll Germany’s ADSs were listed on the NASDAQ Global Market from July 25, 2014 to March 15, 2016. Upon the effectiveness of the Merger, we terminated Innocoll Germany’s ADS facility, each cancelled ADS was effectively exchanged for one ordinary share of Innocoll Ireland and holders of Innocoll Germany ordinary shares received 13.25 ordinary shares of Innocoll Ireland in exchange for each share held of Innocoll Germany. Simultaneous with this transaction, Innocoll Ireland listed its ordinary shares on the NASDAQ Global Market under the symbol “INNL”, which we previously used for Innocoll Germany’s ADSs. Our ordinary shares, par value $0.01 per share, have been listed on the NASDAQ Global Market since March 16, 2016.

The following table sets forth for the periods indicated the reported high and low sale prices of Innocoll Germany’s ADSs through March 15, 2016, and Innocoll Ireland’s ordinary shares from March 16, 2016, each on the NASDAQ Global Market.

Fiscal Year 2016	High	Low

4th Quarter ended December 31	$6.51	$0.59
3rd Quarter ended September 30	$6.50	$4.65
2nd Quarter ended June 30	$12.94	$4.57
1st Quarter ended March 31	$9.35	$6.01

Fiscal Year 2015	High	Low

4th Quarter ended December 31	$13.72	$6.30
3rd Quarter ended September 30	$15.19	$10.98
2nd Quarter ended June 30	$16.46	$6.98
1st Quarter ended March 31	$8.98	$6.00

Holders

As of March 13, 2017, we had 13 record holders of our ordinary shares. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

Neither we nor our legal predecessors, Innocoll AG or Innocoll GmbH, have ever declared or paid any cash dividends on our ordinary shares, and we have no present intention of declaring or paying any dividends in the foreseeable future. In addition, for so long as our loan obligations under the financing contract with EIB are outstanding, our ability to pay dividends is limited to certain circumstances (for more details on the financing contract with EIB, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations―Liquidity and Capital Resources―Financing Activity—EIB Loan”). Any recommendation by our board to pay dividends, subject to compliance with applicable law and any contractual provisions that restrict or limit our ability to pay dividends, including under agreements for indebtedness that we may incur, will depend on many factors, including our financial condition, results of operations, legal requirements, capital requirements, business prospects and other factors that our board deems relevant. We make no assurances that we will ever pay dividends, cash or otherwise.

Irish Restrictions on Import and Export of Capital

The Financial Transfers Act 1992 provides that the Irish Minister for Finance can make provision for the restriction of financial transfers between Ireland and other countries. For the purposes of this Act, “financial transfers” include all transfers which would be movements of capital or payments within the meaning of the treaties governing the European Communities if they had been made between Member States of the Communities. This Act has been used by the Minister for Finance to implement European Council Directives, which provide for the restriction of financial transfers to certain countries, organizations and people including the Al-Qaeda network and the Taliban, Afghanistan, Belarus, Burma (Myanmar), Democratic People’s Republic of Korea, Democratic Republic of Congo, Egypt, Eritrea, Iran, Iraq, Ivory Coast, Lebanon, Liberia, Libya, Republic of Guinea, Somalia, Sudan, Syria, Tunisia, Yugoslavia (Slobodan Milosevic and associated persons and certain persons indicted by the International Criminal Tribunal for the former Yugoslavia who are still at large) and Zimbabwe, and terrorist groups and persons listed under Council Implementing Regulation (EU) No. 1169/2012 (as amended).

Irish Taxes Applicable to U.S. Holders

Dividend withholding tax

Distributions made by Innocoll will generally be subject to Irish dividend withholding tax (“DWT”) at the standard rate of income tax (currently 20 percent) unless an exemption applies. For DWT purposes, a dividend includes any distribution made by Innocoll to its shareholders, including cash dividends, non-cash dividends and additional stock or units taken in lieu of a cash dividend. Innocoll Ireland is responsible for withholding DWT at source and forwarding the relevant payment to the Irish Revenue Commissioners.

Dividends paid to U.S. residents will not be subject to Irish DWT provided that:

•	in the case of a beneficial owner, the address of the beneficial owner in the records of his or her broker is in the United States and this information is provided by the broker to the Company’s qualifying intermediary; or

•	in the case of a record owner, the record owner has provided to the Company’s transfer agent a valid Irish DWT form showing a U.S. address to the transfer agent at least seven business days before the record date for the first dividend payment to which they are entitled.

Irish income tax may also arise with respect to dividends paid on Innocoll’s ordinary shares. A U.S. resident who meets one of the exemptions from DWT described above and who does not hold Innocoll shares through a branch or agency in Ireland through which a trade is carried on generally will not have any Irish income tax or universal social charge liability on a dividend paid by Innocoll. In addition, if a U.S. shareholder is subject to DWT, the withholding payment generally discharges any Irish income tax or universal social charge liability, provided the shareholder furnishes to the Irish Revenue Commissioners a statement of the DWT imposed.

While the U.S./Ireland Double Tax Treaty contains provisions regarding withholding, due to the wide scope of the exemptions from DWT available under Irish domestic law, it would generally be unnecessary for a U.S. resident shareholder to rely on the treaty provisions.

Irish Tax on Chargeable Gains

The rate of tax on chargeable gains (where applicable) in Ireland is currently 33%. Innocoll shareholders that are not resident or ordinarily resident in Ireland for Irish tax purposes and do not hold their shares in connection with a trade carried on by such holder in Ireland through a branch or agency will not be liable for Irish tax on chargeable gains realized on a subsequent disposal of their Innocoll ordinary shares provided at the time of disposal: (i) the Innocoll ordinary shares are quoted on a recognized stock exchange; or (ii) the Innocoll ordinary shares do not derive the greater part of their value from land, buildings, minerals, or mineral or exploration rights in Ireland.

Innocoll shareholders that are resident or ordinarily resident in Ireland for Irish tax purposes or shareholders that hold their shares in connection with a trade carried on by such holder in Ireland through a branch or agency will, subject to the availability of exemptions and reliefs, be within the charge to Irish tax on chargeable gains arising on a subsequent disposal of their Innocoll ordinary shares.

A holder of Innocoll ordinary shares who is an individual and who is temporarily non-resident in Ireland may, under Irish anti-avoidance legislation, be liable to Irish tax on any chargeable gain realized on a disposal during the period in which such individual is non-resident.

Capital Acquisitions Tax

Irish capital acquisitions tax (“CAT”) comprises principally of gift tax and inheritance tax. CAT could apply to a gift or inheritance of Innocoll ordinary shares irrespective of the place of residence, ordinary residence or domicile of the deceased or donor of the shares (collectively referred to as the “donor”) or the successor or donee of the shares (collectively referred to as the “donee”). This is because Innocoll ordinary shares are regarded as property situated in Ireland as the share register of Innocoll must be held in Ireland. The person who receives the gift or inheritance has primary liability for CAT. However there are certain circumstances where another person such as an agent or personal representative may become accountable for the CAT.

CAT is currently levied at a rate of 33% above certain tax-free thresholds. The appropriate tax-free threshold is dependent upon (1) the relationship between the donor and the donee and (2) the aggregation of the values of previous gifts and inheritances received by the donee from persons within the same group threshold. Gifts and inheritances passing between spouses are exempt from CAT. Shareholders should consult their own tax advisor as to whether CAT is creditable or deductible in computing any domestic tax liabilities.

Stamp Duty

The rate of stamp duty (where applicable) on transfers of shares of Irish incorporated companies is 1% of the price paid or the market value of the shares acquired, whichever is greater. Where Irish stamp duty arises it is generally a liability of the transferee.

Irish stamp duty may, depending on the manner in which the Innocoll ordinary shares are held, be payable in respect of transfers of Innocoll ordinary shares.

Shares Held Through the Depository Trust Company (“DTC”)

A transfer of Innocoll ordinary shares effected by means of the transfer of book-entry interests in DTC will not be subject to Irish stamp duty.

Shares Held Outside of DTC or Transferred Into or Out of DTC

A transfer of Innocoll ordinary shares where any party to the transfer holds such shares outside of DTC may be subject to Irish stamp duty.

Shareholders wishing to transfer their shares into (or out of) DTC may do so without giving rise to Irish stamp duty, provided:

•	there is no change in the ultimate beneficial ownership of such shares as a result of the transfer; and
•	the transfer into (or out of) DTC is not on a sale or in contemplation of a sale.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes included in this annual report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report.

We have derived the consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K. The Company has omitted to present the consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012, since this information was originally presented under IFRS filed previously and to provide the information under US GAAP would cause unreasonable effort or expense.

	Year ended and as at December 31,
(in U.S.$000’s, except per share amounts)	2016	2015	2014
Statement of Operations Data
Revenues	$4,372	$2,870	$5,974
Loss from operating activities – continuing operations	(66,784)	(52,022)	(21,313)
Loss before income tax	(56,783)	(50,449)	(23,269)
Loss for the year – all attributable to equity holders of the company	(56,954)	(50,856)	(23,471)
Loss per share:
Basic & diluted	$(2.12)	$(2.28)	$(2.41)
Balance Sheet Data
Total assets	$42,002	$52,760
Total current liabilities	15,368	16,650
Long-term debt	29,830	28,210
Stockholders’ equity	(3,196)	7,900

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements, which present our results of operations for the years ended December 31, 2016, 2015 and 2014, as well as our balance sheets at December 31, 2016 and 2015, contained elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a global, commercial stage, specialty pharmaceutical and medical device company, with late-stage development programs targeting areas of significant unmet medical need. We were incorporated in Delaware under the name Innocoll, Inc. in December 1997 and renamed Innocoll Holdings, Inc. in May 2004. Since 2004, our research and business development has been led and coordinated by our Irish subsidiaries. These Irish entities own our intellectual property and will be subject to Irish corporate tax on their future profits after the utilization of their tax losses. The applicable Irish corporate tax rate is 12.5%. In July 2013, we re-domiciled Innocoll Holdings, Inc. from the United States to Germany pursuant to a contribution-in-kind and share for share exchange into Innocoll GmbH, a German limited liability company, as a result of which Innocoll Holdings, Inc. became Innocoll GmbH’s wholly-owned subsidiary. On July 3, 2014, Innocoll GmbH transformed into a German stock corporation, “Innocoll AG.” Innocoll AG was effectively managed and controlled from Ireland and had, therefore, become tax resident in Ireland under the terms of the Ireland-Germany double tax treaty with effect as of January 1, 2014. On March 16, 2016, Innocoll AG merged with Innocoll Holdings plc, a public limited company formed under Irish law, by way of a European cross-border merger with Innocoll Ireland being the surviving company. Prior to the Merger Innocoll Holdings plc was a dormant company with minimal legally required share capital and related debtor on the statement of financial position. The Merger effectively resulted in Innocoll Ireland becoming the publicly-traded parent of the Innocoll group of companies carrying on the same business as that conducted by Innocoll Germany prior to the Merger. Accordingly, the consolidated information presented herein refers to Innocoll Holdings, Inc., as the “company,” and with its direct and indirect subsidiaries, collectively, as the “group,” for the period from January 1, 2012 until July 24, 2013 and to Innocoll AG, as the “company,” and with its direct and indirect subsidiaries, collectively, as the “group,” for the period from July 25, 2013 until March 15, 2016 and to Innocoll Holdings plc, as the “company”, and with its direct and indirect subsidiaries, collectively, as the “group”, for the period from March 16, 2016 until December 31, 2016. Except where indicated to the contrary, or the context suggests otherwise, all share and per share information: (i) not presented in the financial statements or financial statement data refers to ordinary shares of Innocoll Holdings plc, and (ii) included in the financial statements and financial statement data for Innocoll AG refers to ordinary shares of Innocoll Germany prior to the Merger. Innocoll Ireland, together with its direct and indirect wholly owned subsidiaries as of the time relevant to the applicable reference, are collectively referred to as the Innocoll Group. Innocoll and its current direct and indirect wholly owned subsidiaries are collectively referred to as “we,” “us,” “our,” “Innocoll” or the “Company.”

As of December 31, 2016, we had four marketed products: (i) CollaGUARD, which utilizes our CollaFilm® technology, a transparent, bioresorbable collagen film for the prevention of post-operative adhesions in multiple surgical applications, including digestive, colorectal, gynecological and urological surgeries; (ii) Collatamp Gentamicin Surgical Implant, or CollatampG, which utilizes our CollaRx® sponge technology indicated for the treatment or prevention of post-operative infection; (iii) Septocoll®, a bioresorbable, dual-action collagen sponge, indicated for the treatment or prevention of post-operative infection, which we manufacture and supply to Biomet Orthopedics Switzerland GmbH, or Biomet; and (iv) RegenePro, a bioresorbable collagen sponge for dental applications which we manufacture and supply to Biomet 3i.

All of our marketed products are currently sold by commercial partners. CollatampG has been marketed outside of the United States since 1985, and is currently approved for sale in 62 countries across Africa, Asia, Europe, Latin America and the Middle East. EUSA Pharma has rights to distribute CollatampG in all worldwide markets, excluding the United States. We have been supplying Septocoll to Biomet since 2001, for distribution to markets in

Europe and the Middle East. CollaGUARD has been approved in 12 countries within Asia, Europe, Latin America and the Middle East. RegenePro was launched by Biomet 3i in the United States in July 2014.

From 2004 to 2016, we incurred significant operating losses including a total of $121.2 million spent on research and development in relation to our products and product candidates. Our operating losses were $66.8 million, $52.0 million and $21.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. We do not expect that our currently marketed products alone will generate revenue that is sufficient for us to achieve profitability because we expect to continue to incur significant expenses as we advance the development of XaraColl, CollaGUARD and our other product candidates, seek FDA and other regulatory approval for our product candidates that successfully complete clinical trials and develop our sales force and marketing capabilities to prepare for the commercial launch of our product candidates. We also expect to incur additional expenses expanding our operational, financial and management information systems and personnel, including personnel to support our product development efforts and our obligations as a public reporting company. For us to become and remain profitable, we believe that we must succeed in commercializing XaraColl, CollaGUARD or other product candidates with significant market potential.

For further information regarding our business and operations, see “Item 1. Business.”

Transition to U.S. GAAP and Change in Reporting Currency

As of June 30, 2016, we no longer met the requirements to qualify as a foreign private issuer under the Exchange Act. As a result, we began reporting as a domestic registrant as of January 1, 2017 and we are now required under current SEC rules to prepare our financial statements in accordance with U.S. GAAP, rather than IFRS, and to present our financial information in U.S. dollars instead of euros. The transition from consolidated financial statements under IFRS to U.S. GAAP has impacted the results, presentation and disclosures of our consolidated balance sheets and consolidated statements of shareholders (deficit)/equity as of December 31, 2015 and January 1, 2014 and consolidated statements of operations and comprehensive loss, and our consolidated statements of cash flows (effects of exchange rate changes on cash and cash equivalents) for the years ended December 31, 2015 and 2014. The functional currency of the Company is the U.S. dollar. If we incur portions of our expenses and derive revenues in currencies other than the U.S. dollar, we may be exposed to foreign currency exchange risk. Foreign exchange risk exposure may also arise from intra-company transactions and financing with subsidiaries that have a functional currency different than the U.S. dollar.

Transactions in currencies other than the functional currency of the Company entities are recorded at the exchange rates prevailing at the dates of the related transactions. Foreign exchange gains and losses resulting from the settlement of such transactions, as well as from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies, are recognized in the consolidated statements of operations and comprehensive loss. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are translated to the respective functional currencies of the Company’s entities at the rates prevailing on the relevant balance sheet date. The resulting translation adjustments are included in equity under the caption “Currency Translation Adjustment” in the consolidated statement of changes in (deficit)/equity.

Foreign Exchange

A substantial portion of our net sales is denominated in Euros. As a result, changes in the relative values of U.S. Dollars and Euros affect our reported levels of net sales and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, decreases in the value of the U.S. Dollar relative to the value of the positively impact our levels of revenue and profitability because the translation of a certain number of Euros into U.S. Dollars for financial reporting purposes will represent more U.S. Dollars than it would have prior to the relative decrease in the value of the U.S. Dollar. Conversely, a decline in the value of the Euro will result in a lower number of U.S. Dollars for financial reporting purposes.

During the year ended December 31, 2016, we conducted business in several foreign currencies. The following table provides the average exchange rate for the year ended December 31, 2016 and the year ended December 31, 2015 of the U.S. Dollar against the foreign currency in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in the year December 31, 2016	Average exchange rate of the U.S. Dollar in the year December 31, 2015
Euro	$1.11 = 1 Euro	$1.11 = 1 Euro

For the year ended December 31, 2016, approximately 99% of our sales, and 24% of our costs were incurred, in Euros.

To mitigate the risk of transactions in which a sale is made in one currency and associated costs are denominated in a different currency, we may in the future utilize forward currency contracts in certain circumstances to lock in exchange rates with the objective that the gain or loss on the forward contracts will approximate the loss or gain that results from the transaction or transactions being hedged. We may also determine whether to enter into hedging arrangements in the future based upon the size of the underlying transaction or transactions, an assessment of the risk of adverse movements in the applicable currencies and the availability of a cost effective hedge strategy. As we currently do not engage in hedging, changes in the relative value of currencies can affect our profitability.

Financial Operations Overview

Revenues

In the years ended December 31, 2016, 2015 and 2014, our revenue was derived primarily from the supply of CollaGUARD, CollatampG and Septocoll, our products manufactured by us and sold by our commercial partners. Supply revenue is derived from a contractual supply price paid to us by our commercial partners. In the case of some of our distribution agreements, including for the sale of CollatampG, the supply price is a contractually agreed percentage of the net sales price received by our distribution partner, which is net of discounts, returns, and allowances incurred. In this case, revenue is recognized in two parts: the first amount is recognized for the manufacture and sale of the product at the point of sale, and the final amount is added or deducted when the product is sold by the distributor based upon the net sale price achieved.

Accordingly, the primary factors that determine our revenues derived from our products are:

•	the level of orders submitted by our commercial partners;

•	the level of prescription and institutional demand for our products;

•	unit sales prices; and

•	the amount of gross-to-net sales adjustments realized by our commercial partners.

The following table sets forth a summary of our revenues by product for the years ended December 31, 2016, 2015 and 2014. The reasons for the increase in revenues in the years ended December 31, 2016 as compared to December 31, 2015 and the decrease in revenues in the year ended December 31, 2015 are more fully described in “—Results of Operations”:

	Year Ended December 31,		Increase/	% Increase/	Year Ended December 31,		Increase/	% Increase/
	2016	2015	(Decrease)	(Decrease)	2015	2014	(Decrease)	(Decrease)
	(USD in thousands)				(USD in thousands)
CollaGUARD	$118	$3	$115	3,833.3%	$3	$464	$(461)	(99.4)%
CollatampG	3,785	2,491	1,294	52.0%	2,491	4,733	(2,242)	(47.4)%
Septocoll	429	329	100	30.4%	329	685	(356)	(52.0)%
Other(1)	40	47	(7)	(14.9)%	47	92	(45)	(48.9)%
Total	$4,372	$2,870	$1,502	52.3%	$2,870	$5,974	$(3,104)	(52.0)%

Cost of Sales

Cost of sales consists of the costs associated with producing our products for our commercial partners. In particular, our cost of sales includes:

•	manufacturing overhead and fixed costs associated with running our manufacturing facilities in Saal, Germany, including salaries and related costs of personnel involved with our manufacturing activities;

•	packaging, testing, freight and shipping; and

•	the cost of raw materials and active pharmaceutical ingredients.

All overhead costs associated with operating the manufacturing facility are included in the standard cost of our products as indirect costs and charged to cost of revenue based on sales volume.

Gross margins from supply revenue were (60%), (86%) and (24%) for the years ended December 31, 2016, 2015 and 2014, respectively. Our negative margin is primarily due to absorbing full indirect costs into the standard cost of our products. The amount of indirect costs included in cost of sales was $2.3 million, $1.6 million and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Excluding these indirect costs, gross margins from supply revenue were (7%), (30%) and 25% for the years ended December 31, 2016, 2015 and 2014, respectively.

As we increase production with the launch of new products, our indirect costs included in cost of sales will remain relatively fixed and therefore will decrease as a proportion of sales. Our direct costs consist primarily of labor associated with our batch production processes, quality control and manual packaging. In our expanded facility we will produce larger batch sizes and further automate our production and packaging processes, resulting in decreased labor costs per unit produced. Accordingly, our gross margins are expected to increase significantly with growth in product sales and expanded production capacity.

Research and Development Expenses

Our research and development expenses consist of expenses incurred in developing, testing, manufacturing and seeking regulatory approval of our product candidates, including:

•	expenses associated with regulatory submissions, clinical trials and manufacturing, including additional expenses to prepare for the commercial manufacture of XaraColl and CollaGUARD, such as the hiring and training of additional personnel;

•	payments to third-party contract research organizations, contract laboratories and independent contractors;

•	payments made to regulatory consultants;

•	payments made to third-party investigators who perform clinical research on our behalf and clinical sites where such testing is conducted;

•	personnel related expenses, such as salaries, benefits, travel and other related expenses, including share-based compensation;

•	expenses incurred to maintain regulatory licenses, patents and trademarks; and

•	facility, maintenance, and allocated rent, utilities, and depreciation and amortization, and other related expenses.

Clinical trial expenses for our product candidates are a significant component of our research and development expenses. Product candidates in late-stage clinical development, such as XaraColl and CollaGUARD, generally have higher research and development expenses than those in earlier stages of development, primarily due to the increased size and duration of the clinical trials. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees.

From January 1, 2004 through December 31, 2016, we incurred research and development expenses of $121.2 million net of contributions and collaboration agreements with third parties. We incurred average research and development expenses of $38.7 million, $29.8 million and $4.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, because substantially all of our Phase 3 clinical trials for Cogenzia and Xaracoll occurred from the fourth quarter of 2014 to the fourth quarter of 2016.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including share-based compensation, for personnel serving in our executive, finance, business development, clinical and regulatory and administrative functions. Our general and administrative expenses also include facility and related costs not included in research and development expenses and cost of revenues, professional fees for legal, consulting, tax and accounting services, insurance, depreciation and general corporate expenses.

We incurred general and administrative expenses of $25.4 million, $19.7 million and $15.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. General and administrative expenses in the year ended December 31, 2016 included $8.5 million in non-cash charges for share-based compensation, compared to $4.0 million of such charges in the corresponding period in 2015 and $6.9 million in 2014. Excluding share-based compensation, our general and administrative expenses for the year ended December 31, 2016 were $16.9 million, compared to $15.8 million and $8.7 million for the years ended December 31, 2015 and 2014, respectively. The increase in general and administrative expenses, excluding share-based compensation, was primarily due to our continued infrastructure build-out to support clinical programs, initiation of our pre-commercialization investment and expenses related to our re-domiciliation to Ireland.

Other Income/(Expense)

Other income/(expense) consists of fair value gains/(losses) on warrants outstanding and foreign exchange gains. Other income in the year ended December 31, 2016 consisted primarily of fair value gains on warrants outstanding and foreign exchange gains. Other income for the year ended December 31, 2015 consisted primarily of foreign exchange gains partially offset by fair value losses on warrants outstanding. Other expense for the year ended December 31, 2014 consisted primarily of fair value losses on warrants outstanding partially offset by foreign exchange gains. We incurred other income/(expense) of $12.2 million, $1.6 million and ($2.0) million for the years ended December 31, 2016, 2015 and 2014 respectively.

Loss per Share

The weighted-average number of Innocoll Holdings plc ordinary shares (denominator – basic) was 26,867,343 at December 31, 2016, 22,328,908 at December 31, 2015 and 9,744,255 at December 31, 2014. The weighted-average number of historic ordinary shares for December 31, 2015 and December 31, 2014 have been adjusted for the effects of the re-domicile of our then parent company. The weighted-average number of ordinary shares of Innocoll Holdings plc outstanding during the period and for all periods presented is adjusted for events, other than the conversion of potential ordinary shares of Innocoll Holdings plc, that have resulted in a change of the number of ordinary shares of Innocoll Holdings plc outstanding without a corresponding change in resources.

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands, except for per share data)
Numerator:
Net loss – basic & diluted	$(56,954)	$(50,856)	$(23,471)
Denominator - number of shares:
Weighted-average shares outstanding – basic & diluted	26,867,343	22,328,908	9,744,255
Loss per share:
Basic & diluted	(2.12)	(2.28)	(2.41)

The basic & diluted loss per share of Innocoll Holdings plc for the year ended December 31, 2016 was (S2.12) (2015: ($2.28) and 2014: $2.83). For the purpose of calculating diluted loss per share for 2016, 2015 and 2014 the potentially exercisable instruments in issue would have the effect of being antidilutive and, as such, the diluted loss per share is the same as the basic loss per share for those periods.

Critical Accounting Policies and Use of Estimates

We have based our management’s discussion and analysis of financial condition and results of operations on our financial statements that have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) . The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully discussed in note 1 to our consolidated financial statements included in this annual report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements. We have reviewed these critical accounting policies and estimates with the audit committee of our board:

Revenue recognition

Significant management judgments and estimates must be made and used in connection with the recognition of revenue in each accounting period. Material differences in the amount of revenue in any given period may arise if these judgments or estimates prove to be incorrect or if management’s estimates change on the basis of development of the business or market conditions. To date there have been no material differences arising from these judgments and estimates.

Revenue from products is generally recorded as of the date of shipment, consistent with our typical shipment terms. Where the shipment terms do not permit revenue to be recognized as of the date of shipment, revenue is recognized when the group has satisfied all of its obligations to the customer in accordance with the shipping terms. Revenue is recognized to the extent that it is probable that economic benefit will flow to the group, that the risks and rewards of ownership have passed to the buyer and the revenue can be measured. No revenue is recognized if there is uncertainty regarding recovery of the consideration due at the outset of the transaction or the possible return of goods.

Revenue is recognized from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the group has no further performance obligations relating to the event, and collectability is reasonably assured. If these criteria are not met, the group recognizes milestone payments ratably over the remaining period of their performance obligations under the collaboration agreement.

Share-Based Payments

Share-based compensation expense related to share-based awards granted to employees is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. The charge to comprehensive income in relation to share based payments in the years ending December 31, 2016, 2015 and 2014 were $8.5 million, $4.0 million and $6.9 million, respectively. With respect to any future share-based awards, the company plans to re-evaluate each of the fair value assumptions, and revise them as appropriate, on an ongoing basis. We have granted restricted share, phantom share and option awards to members of our historic supervisory and management boards, and employees as follows:

January/March 2014 Grants

Under the 2014 restricted share awards, Innocoll GmbH granted to members of its advisory board, management board and group employees a total of 47,840 restricted shares and 63,256 phantom shares. The total restricted shares and phantom shares represented 12.2% of the diluted share capital of Innocoll GmbH at the time of grant, excluding issued and outstanding options to acquire ordinary shares. Innocoll Germany further created an authorized capital of 22,724 ordinary shares as part of its Authorized Capital II with the intention to grant options to acquire ordinary shares to certain members of Innocoll Germany’s advisory board, management board and employees, and these options were subsequently granted in December 2014 (see “—Management Options”). The restricted shares were issued in exchange for payment of nominal value of €47,840. The phantom shares may be either settled in cash or a new issue of shares, at our option, on the date on which the repurchase right lapses. For purposes of valuing the share-based payment in relation to the restricted share and phantom share grants, management performed the valuation with the assistance of a well-recognized independent third-party valuation consultant, which valued all classes of shares fully diluted for the issue of the restricted shares and phantom shares and options, on a pro-forma basis. The share-based payments will be recognized over a one-year period.

May 2014 Grants

Pursuant to a notarial deed entered into on May 22, 2014, Innocoll GmbH granted to new and existing members of its supervisory board, management board and group employees a total of 43,596 restricted shares, 9,113 phantom shares and 869 unrestricted shares to a former member of our supervisory board (the “May 2014 Grant”). The total restricted shares and phantom shares issued pursuant to the May 2014 grant represented 5.1% of the diluted share capital of Innocoll GmbH at the time of grant, excluding issued and outstanding options to acquire ordinary shares. Innocoll Germany further created an authorized capital of 2,060 ordinary shares as part of its Authorized Capital II with the intention to grant options to acquire ordinary shares to certain members of Innocoll Germany’s advisory board, management board and employees which options were subsequently granted in December 2014 (see “—Management Options”). The restricted shares were issued in exchange for payment of nominal value of €43,596. The phantom shares may be either settled in cash or a new issue of shares, at our option, on the date in which the repurchase right lapses. The May 2014 Grant occurred simultaneously with a new issue of series E preferred shares. The series E preferred shares were purchased in an arms-length transaction by existing investors, new supervisory board members who also received restricted stock grants, and three new investors who are partners of one of the existing shareholders. The pricing of the series E preferred shares at €112.52 per share was based upon our managing directors’ and our advisory board’s estimate, with the assistance of a third-party specialist, who concluded that the price of Innocoll Germany’s ADS in an anticipated initial public offering would be at least equal to such price or higher. To obtain the series E financing, it was necessary to give the investors anti-dilution rights in the event the initial public offering would be priced at a discount to the expected valuation. As a result of the initial public offering price of Innocoll Germany’s ADSs of $9.00 per ADS, and the anti-dilution rights granted to the series E preferred investors, such investors have been issued additional shares of Innocoll Germany at €1.00 per share, as a result of which their weighted-average purchase price is equal to €73.76 per share, a 16.7% discount to the effective value per ordinary share of Innocoll Germany in our initial public offering. There were no significant valuation events at the company between the May 2014 Grant date and date of our initial public offering in July 2014. Therefore, we have used the Series E preferred share adjusted weighted-average purchase price of €73.76 per share as the value for the share-based payment charge arising out of the May 2014 Grant. The share-based payments will be recognized over a one to three year period as set out above.

July 2014, January 2015 Amendments and Restatements

In July 2014, after the transformation of Innocoll GmbH into Innocoll AG, each of the restricted shares and phantom share awards issued in January 2014 and May 2014 were combined and applied to ordinary shares of Innocoll AG pursuant to amended and restated award agreements entered into with Innocoll AG. In January 2015, the phantom share award agreements were each amended and restated to provide for the definition of Exit Event triggering the lapse of the repurchase right by us to be extended to any trading day within the period beginning on the third trading day after the publication of our quarterly reports for the fourth quarter 2014, and the ending on the trading day immediately preceding the first trading day that is two weeks prior to the end of the first quarter 2015, which may be designated by the company’s management board in its sole discretion. There was no impact to the 2014 or 2015 financial statements as a result of this transaction.

Restricted Stock and Phantom Stock Valuations

The estimated fair market value of the shares issued pursuant to, and underlying the January 2014 grant and May 2014 grant, was determined at the grant date by our historic supervisory board and was deemed appropriate for the valuation of the grants pursuant to ASC 718.

The estimated fair value of the shares as of each grant date are based on numerous objective and subjective factors, combined with management’s judgment, including the following:

•	the assistance of a well-recognized independent third-party valuation consultant in valuing our ordinary shares and series A through D-2 preferred shares, originally issued as of June 30, 2013 in connection with the re-domicile of our parent company, and updated as of December 31, 2013;

•	the estimated likelihood of achieving a liquidity event for our shares, such as an initial public offering or an acquisition of our company, given prevailing market conditions and other contingencies affecting the probability or potential timing of such an event;

•	the prices at which we sold series D preferred shares in arms-length transactions in October 2013 and November 2013 and the terms of the series D preferred shares relative to the terms of our series A, series B, series C and series D-2 preferred shares and ordinary shares;

•	the price at which we sold our shares of series E preferred shares in an arms-length transaction in May 2014 and the terms of the series E preferred shares relative to the terms of our series A, series B, series C, series D and series D-2 preferred shares and ordinary shares, as well as the near term probability that all preferred shares would be converted into ordinary shares pursuant to our planned transformation into Innocoll AG in connection with our initial public offering;

•	the subsequent issue of anti-dilution shares to holders of series E preferred and ordinary shares as result of the initial public offering price of Innocoll Germany ADS of $9.00 per ADS; and

•	the fact that, at the time of the restricted share and phantom share grants, our shares were illiquid securities of a private company.

Management performed the valuation of our ordinary shares and series A through D-2 preferred shares in the January/March 2014 grant with the assistance of a well-recognized independent third-party valuation consultant.

Valuation Approaches

Management, with the assistance of an independent third-party valuation consultant, considered several valuation approaches as follows: (1) Cost Approach; (2) Market Approach (including both the Guideline Public

Company (“GPC”) method and the Guideline Merged and Acquired Company (“GMAC”) method); (3) Income Approach; (4) Current Value Method; (5) Probability Weighted Expected Return Method; (6) Option-Pricing Method; and (7) Back-Solve Method.

Management, with the assistance of an independent third-party valuation consultant, relied upon the income approach to determine the range of fair market value of equity of our company. Because our value is attributable to our business operations, rather than the assets we hold, management, with the assistance of the independent third-party valuation consultant, did not rely upon the cost approach in its conclusion of the range of the fair market value of our equity. Management, with the assistance of the independent third-party valuation consultant, also did not believe that the multiples of established publicly-traded companies provided reliable indicators of value given that we are relatively early-stage; therefore, they considered, but ultimately did not rely on the GPC method. They also considered, but ultimately did not rely on the GMAC method due to the lack of comparable transactions. As a corroborative approach, they utilized the Back-Solve Method to estimate our implied equity value as derived from the Option-Pricing Method, based on the most recent round of financing of the series D preferred shares.

Factors contributing to differences between grant date estimated fair values and the initial public offering price

We believe that the following factors, along with those set forth above with respect to each of the grants, explain the difference between the grant date estimated fair values of our shares on those grant dates and the initial public offering price of $9.00 per ADS of Innocoll Germany.

•	In January 2014, we knew the initial public offering was a possibility but we were also considering other funding alternatives including the licensing of our products. As an independent third-party valuation was produced in connection with the re-domicile of our parent company in June 2013, updated to December 2013, it was determined that this valuation was a more reasonable estimate of the value than any potential initial public offering price which was far from certain and a potential liquidity event more distant.

•	The U.S. markets affecting companies in our industry experienced a significant increase in activities with accompanying increased market multiples and valuations.

•	In March 2014, the board determined to proceed with the initial public offering, and the underwriters were subsequently consulted as to the terms of the series E preferred financing, and advised that the valuation and anti-dilution terms reflected a reasonable discount to the expected initial public offering price.

•	Simultaneous with the May 2014 grant, we added to our historic supervisory board three prominent and experienced pharmaceutical and business executives: Jonathan Symonds, CBE, David R. Brennan and Shumeet Banerji, Ph.D. This significantly enhanced the value and profile of our company from an investor perspective and was instrumental in bringing new investors into the series E preferred funding round.

•	In June 2014, our pipeline product Cogenzia for the treatment of diabetic foot infections was approved in Canada, which was earlier than expected.

•	Subsequent to the confidential submission of our registration statement to the U.S. Securities and Exchange Commission on March 26, 2014, we engaged in discussions with potential investors in reliance on Section 5(d) of the Securities Act of 1933, as amended. In connection with such testing the waters meetings, we received positive feedback from potential investors which caused management to increase its expectations regarding the anticipated price range of an initial public offering of Innocoll Germany’s ordinary shares.

•	The ADSs of Innocoll Germany issued in the initial public offering were freely tradable in a public market, whereas the estimated fair value of the shares as of all of grant dates described above represents a contemporaneous estimate of the fair value of shares that were then illiquid, might never become liquid and, even if an initial public offering were successfully completed, would remain illiquid at least until the expiration of the 180-day lockup period following the initial public offering. This illiquidity also accounts for a substantial difference between the estimated fair values of the shares from January 2014 and the initial public offering price.

•	The holders of preferred shares enjoyed substantial economic rights and preferences over the holders of Innocoll Germany’s ordinary shares, including the right to receive dividends prior to any dividends declared or paid on any shares of Innocoll Germany’s ordinary shares and liquidation payments in preference to holders of ordinary shares. The initial public offering price was determined after the conversion of all of our convertible preferred shares prior to the completion of our initial public offering. The corresponding elimination of the preferences and rights enjoyed by the holders of such preferred shares results in a higher valuation.

•	The successful completion of an initial public offering would strengthen our balance sheet, provide access to public equity and debt markets and provide a “currency” of publicly tradable securities to enable us to make strategic acquisitions as our historic supervisory board may deem appropriate, providing enhanced operational flexibility.

Management Options

In December 2014, the company entered into option agreements with members of its management board and group employees which memorialized options previously promised to them as consideration for past services. Pursuant to the terms of the Management Option Agreements, the members of the management board and group employees have the right to subscribe for 24,784 ordinary shares of Innocoll Germany at an exercise price of $119.25 per ordinary share of Innocoll Germany (equivalent to $9.00 per ADS of Innocoll Germany), which rights are exercisable through June 15, 2019, subject to certain black-out periods and which price is subject to adjustment in accordance with the Merger. Throughout 2015, the company entered into option agreements with members of its management board and group employees. Pursuant to the terms of the Management Option Agreements, the members of the management board and group employees have the right to subscribe for 86,144 ordinary shares of Innocoll Germany at exercise prices ranging from $99.38 to $195.70 per ordinary share of Innocoll Germany (equivalent to from $7.50 to $14.77 per ADS of Innocoll Germany), which rights are exercisable for a ten year period from date of grant, subject to certain black-out periods and which price is subject to adjustment in accordance with the Merger. In January, 2014, the company created an authorized capital to cover, among other issuances, the required share issuances under the Management Option Agreements. On June 15, 2019, any unexercised options expire pursuant to the terms of the Management Option Agreements, unless the shareholders approve the creation of a new authorized capital for an additional five-year period.

Throughout 2016 the company entered into option agreements with members of it’s board and group employees. Pursuant to the terms of the Option Agreements the members of the board and group employees have the right to subscribe for an aggregate of 1,372,359 ordinary shares on Innocoll Holdings plc at exercise prices ranging from $5.40 to $8.80 per ordinary share of Innocoll Holdings plc which rights are exercisable for a ten year period from date of grant, subject to certain black-out periods.

The share based payments cost of the options was calculated using a Black Scholes model. The following input assumptions were used to value the options:

	For the Year-Ended December 31,
	2016	2015	2014
Expected stock option life (years)	9.36	8.74	4.52
Expected volatility	66.52%	66.77%	69.68%
Risk-free interest rate	1.92%	2.03%	1.66%
Exercise price	$9.46	$10.65	$9.00

Valuation of financial instruments

The group issued financial instruments during the relevant accounting periods and had financial instruments in issue at both accounting period ends. In conformity with U.S. GAAP, the group initially measured these financial instruments at their fair value and thereafter at fair value through the profit or loss if designated as such upon initial recognition. In order to value these various instruments, the group (and the experts engaged by the group to provide such valuations where applicable) made assumptions and estimates concerning variables such as future cashflows, discount rates, expected volatility, risk free rate and type of valuation models used. The assumptions of future outcomes, and other sources of estimation uncertainty concerning the determination of key inputs to the valuation models, are based on management’s (and relevant experts’) best assessment using the knowledge available, their historical experiences as well as other factors that are considered to be relevant. The estimates and assumptions are reviewed on an ongoing basis.

Taxation

Given the global nature of the business and the multiple taxing jurisdictions in which the group operates, the determination of the group’s provision for income taxes requires significant judgments and estimates, the ultimate tax outcome of which may not be certain. Although estimates are believed to be reasonable, the final outcome of these matters may be different than those reflected in the historical income tax provisions and accruals. Such differences could have a material effect on the income tax provision and results in the period during which such determination is made.

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. While management considers the scheduled reversal of deferred tax liabilities, and projected future taxable income in making this assessment, there can be no assurance that these deferred tax assets may be realizable.

In addition, the group may also be subject to audits in the multiple taxing jurisdictions in which it operates. These audits can involve complex issues which may require an extended period of time for resolution. Management believes that adequate provisions for income taxes have been made in the financial statements.

Allowance for slow-moving and obsolete inventory

The group evaluates the realizability of their inventory on a case-by-case basis and makes adjustments to the inventory provision based on their estimates of expected losses. The group writes off any inventory that is approaching its “use-by” date and for which no further re-processing can be performed. The group also considers recent trends in revenues for various inventory items and instances where the realizable value of inventory is likely to be less than its carrying value. Due to the fact that the allowance is calculated on the basis of the actual inventory on hand at the particular balance sheet date, there were no material changes in estimates made during the years ended December 31, 2016, 2015 or 2014 which would have had an impact on the carrying values of inventory during those periods.

Trade receivables

The group evaluates customer accounts with past-due outstanding balances or specific accounts for which it has information that the customer may be unable to meet its financial obligations. Based upon a review of these accounts and management’s analysis and judgment, the group estimates the future cash flows expected to be recovered from these receivables. The amount of the impairment on doubtful receivables is measured individually and recorded as a specific allowance against that customer’s receivable balance to the amount expected to be recovered. The allowance is re-evaluated and adjusted periodically as additional information is received.

Contingencies

Contingencies are recognized and measured on the basis of the estimate and probability of future outflows of resources embodying benefits, as well as on the basis of experiential values and the circumstances known at the end of the reporting period. Assumptions also are made as to the probabilities whether and within what ranges the provisions may be used. The assessment of whether a present obligation exists is generally based on assessment of internal experts. Estimates can change on the basis of new information and the actual charges may affect the performance and financial position of the group.

JOBS Act

As a company with less than $1.0 billion in revenues for our fiscal year ended December 31, 2016, we qualify as an “emerging growth company” as defined in Section 2(a) of the U.S. Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in 2012. An emerging growth company may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

•	reduced disclosure obligations regarding executive compensation; and

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements.

We may choose to take advantage of some or all of the available exemptions and have taken advantage of some of these exemptions in this annual report. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold shares. We do not know if some investors will find our ordinary shares less attractive as a result of our utilization of these or other exemptions. The result may be a less active trading market for our ordinary shares and increased volatility in the price of our ordinary shares.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Innocoll intends to take advantage of this extended transition period.

We will remain an emerging growth company until the earliest of (a) the last day of our fiscal year during which we had total annual gross revenues of at least $1.0 billion; (b) December 31, 2019, the last day of our fiscal year following the fifth anniversary of the date of the first sale of Innocoll Germany’s ADSs in our 2014 initial public offering; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months. Once we cease to be an emerging growth company, we will not be entitled to the exemptions provided to emerging growth companies in the JOBS Act.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

	Year Ended December 31,		Increase/	%Increase/
	2016	2015	(Decrease)	(Decrease)
	(in thousands)
Revenue	$4,372	$2,870	$1,502	52.3%
Cost of sales	(6,986)	(5,328)	1,658	31.1%
Research and development expenses	(38,715)	(29,821)	8,894	29.8%
General and administrative expenses	(25,446)	(19,743)	5,703	28.9%
Loss on disposal of property, plant & equipment expense	(8)	-	8	100.0%
Other operating expenses	(1)	-	1	100.0%
Interest income	35	232	(197)	(84.9)%
Interest expense	(2,221)	(223)	1,998	896.0%
Other income	12,187	1,564	10,623	679.2%

Revenue. Revenues for the year ended December 31, 2016 were 52.3% higher at $4.4 million, compared to $2.9 million for year ended December 31, 2015. This increase was primarily due to an increase in sales to EUSA Pharma of CollatampG, our gentamicin implant for the treatment and prevention of post-surgical infection, of $1.3 million, or 52.0%. Revenue from the sales of Septocoll increased 30.4%.

Cost of Sales. Cost of sales of $7.0 million in the year ended December 31, 2016 increased by $1.7 million, or 31.1%, compared to $5.3 million in the year ended December 31, 2015. Gross margins from supply revenue were (60)% and (86)% for the year ended December 31, 2016 and 2015, respectively. All overhead costs associated with operating our manufacturing facility are included in the standard cost of our products as indirect costs and charged to cost of sales based on sales volume. Excluding such indirect costs, gross margins from supply revenue were (7)% and (30%) for the years ended December 31, 2016 and 2015 respectively.

Research and Development (R&D) Expenses. R&D expenses were $38.7 million for the year ended December 2016 as compared to $29.8 million for the year ended December 31, 2015, a 29.8% increase. R&D expenses in each year consisted of external clinical research costs as well as costs of internal research and development personnel and internal laboratory costs at our Saal, Germany facility. In the year ended December 31, 2016, external clinical research costs were $34.8 million in the year ended December 31, 2016 compared to $26.4 million external clinical research costs in the year ended December 31, 2015, the increase was primarily due to ramp-up and completion of both our Phase 3 XaraColl efficacy trials and our Phase 3 Cogenzia efficacy trials. From January 1, 2004 through December 31, 2016, we incurred research and development expenses of $121.2 million net of contributions and collaboration agreements with third parties.

General and Administrative (G&A) Expenses. G&A expenses were $25.4 million for the year ended December 31, 2016 as compared to $19.7 million for the year ended December 31, 2015, an increase of 28.9%. G&A expenses in the year ended December 31, 2016 included $8.5 million in non-cash charges for share-based compensation, compared to $4.0 million of such charges in the corresponding period in 2015. Excluding such charges for share-based compensation, G&A expenses were $16.9 million for the year ended December 31, 2016 as compared to $15.8 million for the year ended December 31, 2015. The increase in G&A, excluding share-based compensation, was primarily due to $2.2 million of one-off expenses related to the re-domiciliation of the company to Ireland, our continued infrastructure to support clinical programs, and some pre-commercialization investment.

Interest Expense: Interest expense was $2.2 million in the year ended December 31, 2016 compared to $0.2 million in the year ended December 31, 2015, an 896.0% increase. Interest expense in the year ended December 31, 2016 and 2015 consisted primarily of non-cash interest charges.

Other Income: Other income was $12.2 million in the year ended December 31, 2016 compared to $1.6 million in the year ended December 31, 2015, a 679.2% increase. Other income in the year ended December 31, 2016 consisted primarily of fair value gain on warrants outstanding and foreign exchange gains. Other income in the year ended December 31, 2015 consisted primarily of foreign exchange gains partially offset by fair value loss on warrants outstanding.

Comparison of Years Ended December 31, 2015 and 2014

	Year Ended December 31,		Increase/	%Increase/
	2015	2014	(Decrease)	(Decrease)
	(in thousands)
Revenue	$2,870	$5,974	$(3,104)	(52.0)%
Cost of sales	(5,328)	(7,404)	(2,076)	(28.0)%
Research and development expenses	(29,821)	(4,320)	25,501	590.3%
General and administrative expenses	(19,743)	(15,611)	4,132	26.5%
Profit on disposal of property, plant & equipment expense	-	100	(100)	(100.0)%
Other operating expenses	-	(52)	52	100.0%
Interest income	232	87	145	166.7%
Interest expense	(223)	-	223	100.0%
Other income/(expense)	1,564	(2,043)	3,607	176.6%

Revenue. Revenues for the year ended December 31, 2015 were 52.0% lower at $2.9 million, compared to $6.0 million for year ended December 31, 2014. This decrease was primarily due to a decrease in sales to Jazz Pharmaceuticals/EUSA Pharma of CollatampG, our gentamicin implant for the treatment and prevention of post-surgical infection, of $2.2 million, or 47%, and a decrease in CollaGUARD sales of $0.5 million, or 99%, primarily due to partners having purchased sufficient product in 2014 for 2015. CollaGUARD revenues in the year ended December 31, 2015 were net of a $0.0 million charge for free stock due to be shipped per the terms of our distribution partner agreements, leaving a CollaGUARD free stock credit outstanding of $0.1 million as of December 31, 2015. Revenue from the sales of Septocoll decreased 52.0%, which was net of $0.2 million of free stock shipped under an agreement with our distribution partner during the year ended December 31, 2013, leaving a Septocoll free stock credit outstanding of $0.0 million as of December 31, 2015. Biomet end user Septocoll sales based on volume of units shipped decreased by 12.8% in the year ended December 31, 2015 compared to the year ended December 31, 2014.

Cost of Sales. Cost of sales of $5.3 million in the year ended December 31, 2015 decreased by $2.1 million, or 28.0%, compared to $7.4 million in the year ended December 31, 2014. Gross margins from supply revenue were (86%) and (24%) for the year ended December 31, 2015 and 2014, respectively. All overhead costs associated with operating our manufacturing facility are included in the standard cost of our products as indirect costs and charged to cost of sales based on sales volume. Excluding such indirect costs, gross margins from supply revenue were (30%) and 25% for the years ended December 31, 2015 and 2014 respectively.

Research and Development (R&D) Expenses. R&D expenses were $29.8 million for the year ended December 2015 as compared to $4.3 million for the year ended December 31, 2014, a 590.3% increase. R&D expenses in each year consisted of external clinical research costs as well as costs of internal research and development personnel and internal laboratory costs at our Saal, Germany facility. In the year ended December 31, 2015, external clinical research costs were $26.4 million in the year ended December 31, 2015 compared to $1.9 million external clinical research costs in the year ended December 31, 2014, the increase was primarily due to the completion of our pivotal pharmacokinetics and safety study of XaraColl and the initiation and running of our Phase 3 Cogenzia and Xaracoll efficacy trials.

General and Administrative (G&A) Expenses. G&A expenses were $19.7 million for the year ended December 31, 2015 as compared to $15.6 million for the year ended December 31, 2014, an increase of 26.5%. G&A expenses in the year ended December 31, 2015 included $4.0 million in non-cash charges for share-based compensation, compared to $6.9 million of such charges in the corresponding period in 2014. Excluding such charges for share-based compensation, G&A expenses were $15.7 million for the year ended December 31, 2015 as compared to $8.7 million for the year ended December 31, 2014. The increase in G&A, excluding share-based compensation, was primarily due to our continued infrastructure build-out to support clinical programs, initiation of our pre-commercialization investment and expenses related to our re-domiciliation to Ireland.

Interest Expense: Interest expense was $0.2 million in the year ended December 31, 2015 compared to zero in the year ended December 31, 2014, a 100% increase. Interest expense in the year ended December 31, 2015 consisted primarily of $0.2 million in non-cash interest charges.

Other Income/(Expense): Other income was $1.6 million in the year ended December 31, 2015 compared to other expense of $2.0 million in the year ended December 31, 2014, a 176.6% increase. Other income in the year ended December 31, 2015 consisted primarily of foreign exchange gains partially offset by fair value loss on warrants outstanding. Other expense in the year ended December 31, 2014 consisted primarily of fair value loss on warrants outstanding partially offset by foreign exchange gains.

Liquidity and Capital Resources

Since 2004, we have devoted a substantial portion of our cash resources to research and development and general and administrative activities primarily related to the development of our products, including XaraColl, Cogenzia and CollaGUARD. We have financed our operations primarily with the proceeds of the sale of preferred shares and convertible notes, supply revenue and collaborative licensing and development revenue, our initial public offering in 2014, our April 2015 and June 2016 follow-on public offerings as well as €25 million loan from the EIB. We may not be able to generate revenues from the sale of XaraColl until the end of 2018, if at all. We have incurred losses and generated negative cash flows from operations since 2004. As of December 31, 2016, we had an accumulated deficit of $223.1 million and cash and cash equivalents of $15.8 million. As at December 31, 2016, Innocoll Pharmaceuticals Ltd. had Irish tax losses of $181.1 million which can be carried forward to shelter future Irish trading profits indefinitely. There is no limitation on the use of losses in any particular year (i.e. no minimum tax payment rule). Irish law imposes certain limitations on the application of net operating loss carryforwards and no assurance can be given that these tax losses will be available to the full extent in the future.

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
		(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(62,471)	$(42,811)	$(16,785)
Investing activities	(12,618)	(3,260)	(1,108)
Financing activities	48,659	33,059	69,292
Effect of foreign exchange rate changes	9	(184)	270
Net (decrease)/increase in cash and cash equivalents	(26,421)	(13,196)	51,669

Operating Capital and Capital Expenditure Requirements for the Next 12 Months

As of December 31, 2016, we had an accumulated deficit of $223.1 million and cash and cash equivalents of $15.8 million. We anticipate that expenditures during the next twelve months necessary to advance our current operations, including plans to conduct further studies to enable us to submit a revised NDA for XaraColl and to develop and commercialize CollaGUARD will be greater than the amount of our current cash and cash equivalents. This assessment is based on current estimates and assumptions regarding our clinical programs and business needs. Our working capital requirements could vary depending on a variety of circumstances, including, for example, if we are required to conduct additional tests not currently contemplated. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient working capital to meet our needs through the next 12 months, unless we can successfully obtain additional funding through debt or equity transactions. Our financial statements include an opinion of our auditors that our continued operating losses and limited capital raise substantial doubt about our ability to continue as an ongoing concern. Our ability to successfully raise sufficient funds through the sale of equity securities or the identification of strategic alliances, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. In addition, to the extent that we might seek to raise capital through the identification of strategic alliances, we may be required to license or transfer rights to our technologies to other parties that we might otherwise desire to retain. Our risk factors are described under the heading “Risk Factors” in Part I Item 1A and elsewhere in our Annual Report on Form 10-K and in other reports we file with the SEC.

Operating Activities

For the years ended December 31, 2016, 2015 and 2014, our net cash used in operating activities was $62.5 million, $42.8 million, and $16.8 million, respectively. The increase in net cash used in operating activities in the year ended December 31, 2016 resulted primarily from an increase in both research & development expenses and general & administrative expenses together with an increase in trade and other receivables and an increase in inventory. The increase in net cash used in operating activities in the year ended December 31, 2015 resulted primarily from an increase in both research & development expenses and general & administrative expenses together with an increase in trade and other receivables and an increase in inventory.

Investing Activities

For the years ended December 31, 2016, 2015 and 2014, our net cash used in investing activities was $12.6 million, $3.3 million, and $1.1 million, respectively. The net cash used in investing activities in the years ended December 31, 2016, 2015 and 2014 was primarily for the purchases of plant and machinery at our Saal, Germany facility.

Financing Activities

Our net cash provided by financing activities was $48.7 million for the year ended December 31, 2016 compared to $33.1 million for the year ended December 31, 2015. The cash provided by financing activities for the year ended December 31, 2016 was primarily the result of the issuance of ordinary shares in our June 2016 follow-on public offering for net proceeds $37.0 million and the drawdown of $11.2 million in loans from the European Investment Bank. Our net cash provided by financing activities was $33.1 million for the year ended December 31, 2015 compared to $69.3 million for the year ended December 31, 2014. The cash provided by financing activities for the year ended December 31, 2015 was primarily the result of the issuance of ordinary shares in our April 2015 follow-on public offering for net proceeds $16.7 million and the drawdown of $16.3 million in loans from the European Investment Bank, compared to $69.3 million for the year ended December 31, 2014, primarily the result of the issuance of ADS in our initial public offering for net proceeds of $57.7 million, and the 2014 pre-IPO equity financings for net proceeds for $11.6 million On July 3, 2014, all shares of Innocoll GmbH became ordinary shares of Innocoll AG.

Innocoll GmbH 2014 Equity Financings

In May 2014, we issued 77,924 series E preferred shares to certain existing shareholders, three new members of our historic supervisory board and three new investors who are partners of one of the existing shareholders for approximately $12.1 million. We also issued 44,465 restricted and unrestricted shares as described under “Financial Operations Overview—Valuation of financial instruments—May 2014 Grants.” In June 2014, we issued 32,977 new ordinary shares of Innocoll GmbH for $5.1 million to certain existing shareholders under the same terms and conditions and having the same anti-dilution rights as the series E preferred shares. Given that the price of Innocoll Germany’s ADS at our initial public offering in July 2014 was $9.00 per ADS of Innocoll Germany (or €88.52 per ordinary share) in February 2015 we issued 58,953 of our ordinary shares to such holders as a result of these anti-dilution provisions after such issuance was approved at our shareholder meeting on December 4, 2014.

2014 Option Agreement

In January 2014, Innocoll Germany’s predecessor, Innocoll GmbH, entered into an option agreement, as amended on March 20, 2014 with its then-existing shareholders, including certain officers, directors and affiliates in their capacity as shareholders. The option agreement covers all options issued by Innocoll GmbH in connection with its re-domicile and the 2013 equity financing described above under “—Re-Domicile of Parent Company,” and “—Innocoll GmbH 2013 and 2014 Equity Financings,” respectively. Pursuant to the 2014 Option Agreement, these shareholders and Kinabalu Financial Products L.L.P. received the right, at any time and from time to time, to purchase up to an aggregate of 205,199 shares of Innocoll GmbH in the aggregate, with an exercise price of  €100 per share (subject to adjustment) and a contractual life of 10 years. In connection with Innocoll Germany’s transformation into a stock corporation, all options under the original 2014 option agreement were cancelled and replaced by a new option agreement on substantially similar terms pursuant to which beneficiaries were entitled to purchase up to 205,199 ordinary shares of Innocoll AG in the aggregate at the same initial exercise price of  €100 per share (as so replaced, the “2014 Option Agreement”), which obligations have been assumed by Innocoll Ireland. The 2014 Option Agreement provides that if we issue or sell or are deemed to have issued or sold any of our ordinary shares without consideration or for a consideration per share less than the exercise price in effect immediately prior to the time of such issue or sale, the exercise price is reduced to a price equal to the price per share at which such shares are issued or sold or deemed issued or sold, subject to certain limited exceptions for share option, share purchase or similar plan or arrangement for the benefit of our or our subsidiaries’ employees, officers, consultants or directors, pre-existing options, securities issued as consideration for any acquisition by the us or our subsidiaries, or securities issued to banks, equipment lessors or other financial institutions, or to real property lessors, pursuant to a debt financing, equipment leasing or real property leasing transaction which is approved by the management board. As a result of the $9.00 per ADSs price of Innocoll Germany’s initial public offering, the exercise price was adjusted to €88.52 per ordinary share of Innocoll Germany, which price is subject to further adjustment if we issue securities at an equivalent value below this price, or $7.42 per ordinary share of Innocoll Ireland (based on conversion to U.S. dollars at an exchange rate of  $1.1109 per euro, the official exchange rate quoted as of March 15, 2016 by the European Central Bank) through June 15, 2019, on which date any unexercised options expire pursuant to the terms of the 2014 Option Agreement, unless our shareholders approve an additional five-year period.

Innocoll GmbH Conversion of Preferred Shares into Ordinary Shares of Innocoll GmbH and Subsequent Transformation into Innocoll AG

Pursuant to a notarial deed entered into on June 16, 2014, the shareholders of Innocoll GmbH agreed to amend and terminate all preference, redemption and cumulative dividend rights by converting all preferred shares into ordinary shares of Innocoll GmbH (other than, with respect to the holders of series E preferred shares, who retained the anti-dilution right referred to above). On July 3, 2014, subsequent to the recapitalization, Innocoll GmbH transformed into a German stock corporation (Aktiengesellschaft or AG) in accordance with the provisions of the German Reorganization Act (Umwandlungsgesetz). In connection therewith, all 1,004,523 outstanding ordinary shares of Innocoll GmbH became 1,004,523 ordinary shares of Innocoll AG. Accordingly, although we changed our legal form, there was no change in our identity. The following table summarizes the capitalization of Innocoll GmbH before, and giving effect to, its recapitalization and the conversion of all preferred shares into ordinary shares prior to its transformation into Innocoll AG:

Share Class (in order of preferences)	Shares Pre-Conversion	Exchange Ratio	Ordinary Shares Upon Conversion of Preferred Shares	%
Series E preferred shares	90,286	1:1	90,286	7.0%
Series D-2 preferred shares	24,981	1.88:1	47,025	3.7%
Series D preferred shares	201,744	1.88:1	379,771	29.6%
Series C preferred shares	240,611	0.67:1	160,203	12.5%
Series A preferred shares	376,827	0.67:1	250,898	19.6%
Series B preferred shares	63,352	1.83:1	115,733	9.0%
Ordinary Shares Pre-Conversion	46,115	0:1	-	0%
Ordinary Shares	32,977	1:1	32,977	2.6%
Outstanding options	205,199	1:1	205,199	16.0%
Total	1,282,092		1,282,092	100.0%

Initial Public Offering

On July 30, 2014, Innocoll Germany sold 6,500,000 ADSs representing 490,567 ordinary shares of Innocoll Germany in its initial public offering at a price of $9.00 per ADS of Innocoll Germany, thereby raising $54.4 million after deducting underwriting discounts and commissions. On August 20, 2014, the underwriters in our initial public offering partially exercised their overallotment option to purchase an additional 186,984 ADSs of Innocoll Germany, representing 14,112 ordinary shares of Innocoll Germany, at a public offering price of $9.00 per ADS of Innocoll Germany. The sale of the overallotment option by our underwriters occurred on September 12, 2014, at which the company raised additional net proceeds of approximately $1.57 million, after deducting underwriting discounts and commissions. The Innocoll Germany ADSs we sold in the initial public offering represented new ordinary shares of Innocoll Germany issued in a capital increase resolved by our shareholders for the purposes of the initial public offering on July 30, 2014.

EIB Loan

On March 27, 2015, we approved the execution of the Finance Contract between Innocoll Pharmaceuticals Limited and the European Investment Bank (“EIB”) for a loan of up to $27.6 million.

The loan terms specify that the amounts drawn will be used to finance up to 50% of certain research and development and capital expenditures forecast to be made by us over a three year period from 2015 through 2017. The first $16.3 million of the loan commitment may be drawn at any time up to fifteen months from the date of the Finance Contract. The remaining $11.2 million may be drawn at any time up to eighteen months from the date of the Finance Contract subject to the delivery of clinical data, certified by our board, confirming to the satisfaction of EIB that the primary clinical endpoints for either Cogenzia or XaraColl Phase 3 trials have been achieved and therefore that it can be concluded the Phase 3 clinical trial has successfully been completed. The loan bears interest at a fixed rate of 12% per annum, compounded annually. There are no cash payments of interest required during the term of the loan, interest on the outstanding loan balance accrues daily, and is payable only on the maturity date or prepayment date of the loan, whichever is earlier. The maturity date of each tranche is three to five years from the draw down date, as may be determined by us in each draw down request. The principal of the loan is payable on the maturity date or the prepayment date, whichever is earlier. Where a prepayment is made by us will incur a prepayment indemnity of 1%, 0.75%, 0.5% or 0.25% of the principal amount to be repaid within one year, two years, three years or four years from date of drawdown, respectively. There is no prepayment indemnity for prepayment after the fourth year.

The loan contains an expenditure covenant requiring us to spend at least 75% of our forecast research and development, and capital expenditures during the period from 2015 to 2020 as set out in a business plan agreed to with the EIB. If, upon completion of the project, it is determined that the total principal amount of the loan drawn by us exceeds 50% of the total cost of the project, EIB may cancel the undisbursed portion of the loan and demand prepayment of the loan up to the amount by which the loan, excluding accrued interest, exceeds 50% of the total cost of the project.

On December 18, 2015 we drew down the first tranche of $16.3 million.

On June 17, 2016, we drew down the second and final tranche of $11.3 million.

The security on the Finance Contract includes a guarantee from us on 100% of the outstanding principal, interest, expense, commission, indemnity and other sum owed by our subsidiary, Innocoll Pharmaceuticals Limited, together with a fixed charge over all the shares in Innocoll Pharmaceuticals Limited and a floating charge over all the assets of Innocoll Pharmaceuticals Limited. As of December 31, 2016 no violations of the covenants occurred.

Follow-on Public Offerings

On April 30, 2015, Innocoll Germany sold 1,999,690 ADSs of Innocoll Germany representing 150,920 ordinary shares of Innocoll Germany in our follow-on public offering at a price of $9.00 per ADS of Innocoll Germany, thereby raising $16.9 million after deducting underwriting discounts and commissions. These ADSs represented new ordinary shares of Innocoll Germany issued in a capital increase resolved by our shareholders for such purposes.

On June 22, 2016, we sold 5,725,000 ordinary shares in a follow-on public offering at a price of $7.00 per share, thereby raising gross proceeds of $40 million before deducting underwriting discounts and commissions and offering expenses.

Future Capital Requirements

As of December 31, 2016, we had an accumulated deficit of $223.1 million and cash and cash equivalents of $15.8 million. We anticipate that expenditures during the next twelve months necessary to advance our current operations, including plans to conduct further studies to enable us to submit a revised NDA for XaraColl and to develop and commercialize CollaGUARD will be greater than the amount of our current cash and cash equivalents. This assessment is based on current estimates and assumptions regarding our clinical programs and business needs. Our working capital requirements could vary depending on a variety of circumstances, including, for example, if we are required to conduct additional tests not currently contemplated. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient working capital to meet our needs through the next 12 months, unless we can successfully obtain additional funding through debt or equity transactions. Our financial statements include an opinion of our auditors that our continued operating losses and limited capital raise substantial doubt about our ability to continue as an ongoing concern. Our ability to successfully raise sufficient funds through the sale of equity securities or the identification of strategic alliances, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. In addition, to the extent that we might seek to raise capital through the identification of strategic alliances, we may be required to license or transfer rights to our technologies to other parties that we might otherwise desire to retain. Our risk factors are described under the heading “Risk Factors” in Part I Item 1A and elsewhere in our Annual Report on Form 10-K and in other reports we file with the SEC.

We expect to continue to incur substantial additional operating losses as we seek regulatory approval for and commercialize XaraColl and CollaGUARD and develop and seek regulatory approval for our other product candidates. If we obtain FDA approval for our products, we will incur significant sales, marketing and manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization and expanded manufacturing efforts for Xaracoll and CollaGUARD in the United States. We also expect to incur significant costs to continue to comply with corporate governance, internal controls and similar requirements applicable to us as a public company.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	our ability to successfully complete additional short-term clinical studies and non-clinical studies for Xaracoll in support of a proposed revised NDA to the FDA;

•	the timing and outcome of the FDA’s review of the proposed revised NDA for XaraColl and the PMA application for CollaGUARD;

•	the extent to which the FDA may require us to perform additional clinical trials for XaraColl and CollaGUARD;

•	the costs of our commercialization activities for Xaracoll and CollaGUARD in the U.S., if approved by the FDA;

•	the cost and timing of purchasing manufacturing and other capital equipment for XaraColl, CollaGUARD and our other products and product candidates;

•	the scope, progress, results and costs of development for additional indications for XaraColl and CollaGUARD and for our other product candidates;

•	the cost, timing and outcome of regulatory review of our other product candidates;
95

•	the cost, timing and outcome of regulatory review of our proposed expansion of our manufacturing facility;

•	the extent to which we acquire or invest in products, businesses and technologies;

•	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for our product candidates; and

•	the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims.

To the extent that our capital resources are insufficient to meet our future operating and capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all.

If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual Obligations

As of December 31, 2016, future minimum payments due under our contractual obligations are as follows (in million):

	Payments Due by Period (Including Interest on Debt)
($ in millions)	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt, including current portion	26,169	-	-	26,169	-
Interest payments on long-term debt obligations	2,779	-	-	2,779	-
Operating lease obligations	4,084	677	1,005	485	1,917
Total	33,032	677	1,005	29,433	1,917

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various risks in relation to financial instruments including credit risk, liquidity risk and currency risk. Our risk management is coordinated by our managing directors. We do not engage in the trading of financial assets for speculative purposes. The most significant financial risks to which we are exposed include the following:

Credit risk

Our sales are currently concentrated with two customers and accordingly we are exposed to the possibility of loss arising from customer default. We are addressing this risk by monitoring our commercial relationships with these customers and by seeking to develop additional products for sale and entering into new partnerships.

Liquidity risk

We have been dependent on our shareholders to fund our operations. As described in Note 2 of our financial statements, our ability to continue as a going concern is dependent on our ability to raise additional finance by way of debt and/or equity offerings to enable us to fund our clinical trial programs.

Currency risk

We are subject to currency risk, as our income and expenditures are denominated in U.S. dollar and euro. As such we are exposed to exchange rate fluctuations between the U.S. dollar and the euro. We aim to match foreign currency cash inflows with foreign cash outflows where possible. We do not hedge this exposure. A 10% movement in the U.S. dollar versus euro exchange rate at December 31, 2016 would have the effect of increasing/decreasing net liabilities by approximately $0.2 million. As we incur clinical trial expenses in the United States in U.S. dollars, raise funds through licensing and collaboration revenue in U.S. dollars and commence sales of our products in the United States, we expect to have significant increases in cash balances, revenues and research and development costs denominated in U.S. dollars, while the majority of our cost of sales and operating costs are expected to remain denominated in euro. Accordingly, our exposure to exchange rates between the U.S. dollar and the euro has increased significantly commencing in 2014 compared to 2013. Between January 2014 and December 2016, the exchange rate between the U.S. dollar and the euro ranged between $1.3953 per euro and $1.0364 per euro.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and supplementary data required to be filed pursuant to this Item 8 appear in a separate section of this report beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in “Internal Control-Integrated Framework (2013 Framework).” Based on this assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

This annual report does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to the exemption provided by SEC rules for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in the Company’s proxy statement or an amendment to this annual report on Form 10-K, in either case, to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Our board of directors has adopted a code of business conduct and ethics that applies to all officers, directors and employees, which is available under the Investor Relations—Corporate Governance section of our website at www.innocoll.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on the website address and location specified above.

Item 11. Executive Compensation.

The information required by this Item will be set forth in the Company’s proxy statement or an amendment to this annual report on Form 10-K, in either case, to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in the Company’s proxy statement or an amendment to this annual report on Form 10-K, in either case, to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in the Company’s proxy statement or an amendment to this annual report on Form 10-K, in either case, to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth in the Company’s proxy statement or an amendment to this annual report on Form 10-K, in either case, to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

Reference is made to the Index to the Consolidated Financial Statements beginning on page F-1 of this report.

Financial Statement Schedules

Required information is included in the footnotes to the financial statements.

Exhibits

See the Exhibit Index immediately following the financial statements to this Annual Report on Form 10-K.

Financial Statements and Schedules of Subsidiaries and Affiliates

None.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOCOLL HOLDINGS PLC

By:	/s/ Anthony P. Zook
Anthony P. Zook
Chief Executive Officer

Dated: March 16, 2017

POWER OF ATTORNEY

We, the undersigned officers and directors of Innocoll Holdings plc, hereby severally constitute and appoint Anthony P. Zook and Jose Carmona, and each one of them individually, to sign for us and in our names in the capacities indicated below, any and all amendments to the report on Form 10-K filed herewith, and to file the same, with all exhibits thereto and other documents in connection therewith, in each case, with the Securities and Exchange Commission, and generally to do all such things in our names and on our behalf in our capacities consistent with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony P. Zook	Chief Executive Officer and Director	March 16, 2017
Anthony P. Zook	(Principal Executive Officer)

/s/ Jose Carmona	Chief Financial Officer	March 16, 2017
Jose Carmona	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jonathan Symonds	Chairman of the Board	March 16, 2017
Jonathan Symonds, CBE

/s/ Shumeet Banerji	Vice Chairman of the Board	March 16, 2017
Shumeet Banerji, Ph.D.

/s/ A. James Culverwell	Director	March 16, 2017
A. James Culverwell

/s/ David R. Brennan	Director	March 16, 2017
David R. Brennan

/s/ Rolf D. Schmidt	Director	March 16, 2017
Rolf D. Schmidt

/s/ Joseph Wiley M.D.	Director	March 16, 2017
Joseph Wiley M.D.

PART IV

Item 15(a)(1). Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Innocoll Holdings plc

We have audited the accompanying consolidated balance sheets of Innocoll Holdings plc (an Irish public limited company) and subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ (deficit)/equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innocoll Holdings plc and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $57.0 million during the year and had an accumulated loss of $223.1 million at the year ended December 31, 2016. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company transitioned to U.S. GAAP as of January 1, 2016 and applied U.S. GAAP retrospectively for all periods presented.

As discussed in Note 1 to the consolidated financial statements, the functional currency of the Company changed from Euro to U.S. Dollar. The change in functional currency was applied prospectively effective January 1, 2016. On the same date, the Company changed its reporting currency from Euro to U.S. Dollar. The change in reporting currency was applied retrospectively for all periods presented.

The selected quarterly financial data in Note 22 contains information that we did not audit. Accordingly, we do not express an opinion on that data. The Company was not required to file quarterly reports on Form 10-Q for the year ended December 31, 2016; accordingly, the Company did not engage us to review the data in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Grant Thornton

/s/ Grant Thornton

Dublin, Ireland

March 16, 2017

INNOCOLL HOLDINGS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the years ended December 31, 2016, 2015 and 2014

Thousands of Dollars (except per share data)	2016	2015	2014
Revenue	$4,372	$2,870	$5,974
Cost of sales	(6,986)	(5,328)	(7,404)
Gross loss	(2,614)	(2,458)	(1,430)
Research and development expenses	(38,715)	(29,821)	(4,320)
General and administrative expenses	(25,446)	(19,743)	(15,611)
(Loss)/gain on disposals of property, plant & equipment	(8)	-	100
Other operating expenses	(1)	-	(52)
Loss from operating activities	(66,784)	(52,022)	(21,313)
Interest income	35	232	87
Interest expense	(2,221)	(223)	-
Other income/(expense)	12,187	1,564	(2,043)
Loss before income tax	(56,783)	(50,449)	(23,269)
Income tax expense	(171)	(407)	(202)
Net loss	$(56,954)	$(50,856)	$(23,471)
Other comprehensive loss:
Preferred shares dividend	-	-	(4,069)
Currency translation adjustment	(108)	(4,460)	(3,847)
Total comprehensive loss	$(57,062)	$(55,316)	$(31,387)
Net loss per share:
Basic and diluted (Note 9)	$(2.12)	$(2.28)	$(2.41)

See accompanying notes to consolidated financial statements.

INNOCOLL HOLDINGS PLC

CONSOLIDATED BALANCE SHEETS

	As of December 31,
Thousands of Dollars (except share and per share data)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$15,765	$42,186
Trade and other receivables, net	1,350	945
Prepaid expenses	5,486	3,622
Inventories	2,403	1,808
Total current assets	25,004	48,561
Property, plant and equipment, net	16,698	4,199
Deferred income tax assets	125	-
Restricted cash	175	-
Total assets	$42,002	$52,760
Liabilities and Equity
Current liabilities:
Trade payables and accrued expenses	$13,505	$14,411
Deferred revenue	1,827	2,219
Current taxes payable	36	20
Total current liabilities	15,368	16,650
Interest bearing loans and borrowings	28,948	16,400
Warrant liability	854	11,498
Deferred income tax liabilities	-	263
Defined benefit pension liability	28	49
Total liabilities	45,198	44,860
Commitments and contingencies (note 18)
Equity:
Common shares, par value (note 19), authorized: 1,025,100,000 shares (2,875,848 shares in 2015), issued: 29,773,239 shares (1,785,009 shares in 2015), outstanding: 29,748,239 shares (1,785,009 shares in 2015)	324	1,943
Additional paid-in capital	220,965	173,353
Treasury shares, at cost, 25,000 shares as of December 31, 2016 and zero shares as of December 31, 2015	(27)	-
Accumulated currency translation adjustment	(1,352)	(1,244)
Accumulated loss	(223,106)	(166,152)
Total shareholders’ (deficit)/equity	(3,196)	7,900
Total liabilities and equity	$42,002	$52,760

See accompanying notes to consolidated financial statements.

INNOCOLL HOLDINGS PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS (DEFICIT)/EQUITY

	Temporary equity		Permanent equity
	Preferred shares		Common shares				Treasury shares
	Number	Amount	Number	Amount	Additional paid-in capital	Accumulated currency translation adjustment	Number	Amount	Accumulated loss	Total
Balance as of January 1, 2014	762	$102,677	39	$54	$9,672	$1	-	$-	$(118,674)	$(108,947)
Net loss	-	-	-	-	-	-	-	-	(23,471)	(23,471)
Currency translation adjustment	-	-	-	-	-	(3,847)	-	-	-	(3,847)
Issuance of convertible debt	78	11,916	-	-	-	-	-	-	-	-
Preferred shares dividend	-	-	-	-	-	-	-	-	(4,069)	(4,069)
Share-based compensation	-	-	-	-	6,926	-	-	-	-	6,926
Conversion of preferred into common shares	(840)	(114,593)	840	1,138	113,455	-	-	-	-	114,593
Issue of common shares net of issue costs	-	-	624	828	59,914	-	-	-	-	60,742
Balance as of December 31, 2014	-	$-	1,503	$2,020	$189,967	$(3,846)	-	$-	$(146,214)	$41,927
Balance as of January 1, 2015	-	$-	1,503	$2,020	$189,967	$(3,846)	-	$-	$(146,214)	$41,927
Net loss	-	-	-	-	-	-	-	-	(50,856)	(50,856)
Currency translation adjustment	-	-	-	-	-	(4,460)	-	-		(4,460)
Change in functional currency*	-	-	-	(389)	(37,591)	7,062	-	-	30,918	-
Share-based compensation	-	-	-	-	3,982	-	-	-	-	3,982
Fair value movement on warrants exercised in the period	-	-	-	-	441	-	-	-	-	441
Issue of common shares net of issue costs	-	-	282	312	16,554	-	-	-	-	16,866
Balance as of December 31, 2015	-	$-	1,785	$1,943	$173,353	$(1,244)	-	$-	$(166,152)	$7,900
Balance as of January 1, 2016	-	$-	1,785	$1,943	$173,353	$(1,244)	-	$-	$(166,152)	$7,900
Net loss	-	-	-	-	-	-	-	-	(56,954)	(56,954)
Currency translation adjustment	-	-	-	-	-	(108)	-	-	-	(108)
Share-based compensation	-	-	-	-	8,547	-	-	-	-	8,547
Exchange of shares resulting from common control merger	-	-	21,866	(1,680)	1,707	-	-	-	-	27
Common shares held in treasury at cost	-	-	-	-	-	-	25	(27)	-	(27)
Issue of common shares net of issue costs	-	-	6,097	61	37,358	-	-	-	-	37,419
Balance as of December 31, 2016	-	$-	29,748	$324	$220,965	$(1,352)	25	$(27)	$(223,106)	$(3,196)

*For the year ended December 31, 2016 the Company changed its functional currency from Euro to U.S. Dollar and adopted the U.S. Dollar as its reporting currency. The change in functional currency has been applied prospectively and the change in reporting currency has been applied retrospectively. Gains and losses from these translations are recognized in cumulative translation adjustment included in “Accumulated currency translation adjustment”. Please refer to the “foreign currency transactions” accounting policy note for further detail.

See accompanying notes to consolidated financial statements.

INNOCOLL HOLDINGS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2016, 2015 and 2014

Thousands of Dollars	2016	2015	2014
Operating activities:
Net loss	$(56,954)	$(50,856)	$(23,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	414	348	535
Deferred income tax (credit)/expense	(388)	269	-
Loss/(gain) on disposals of property, plant & equipment	8	-	(100)
Share-based compensation	8,547	3,982	6,926
Foreign exchange gains	(1,508)	(5,577)	(6,452)
Changes in assets and liabilities:
(Increase)/decrease in inventories	(595)	(602)	804
Increase in trade & other receivables	(405)	(426)	(164)
Increase in prepaid expenses	(1,864)	(3,381)	(304)
(Decrease)/increase in trade payables and accrued expenses	(906)	9,078	(1,772)
(Decrease)/increase in deferred revenue and defined benefit pension liability	(413)	207	(1,052)
(Decrease)/increase in warrant liability	(10,644)	4,067	8,323
Increase in interest payable	2,221	71	-
Increase/(decrease) in income tax payable	16	9	(58)
Net cash used in operating activities	(62,471)	(42,811)	(16,785)
Investing activities:
Proceeds from disposals of property, plant and equipment	14	2	100
Purchases of property, plant and equipment	(12,445)	(3,262)	(1,208)
Restricted cash	(187)	-	-
Net cash used in investing activities	(12,618)	(3,260)	(1,108)
Financing activities:
Proceeds from interest bearing loans & borrowings	11,240	16,331	-
Proceeds from issue of ordinary shares	39,937	18,755	60,398
Issuance costs allocated against share premium	(2,913)	(2,027)	(2,688)
Proceeds from share options exercised	395	-	-
Proceeds from issue of preferred stock and convertible promissory notes	-	-	11,582
Net cash inflows from financing activities	48,659	33,059	69,292
Effect of foreign exchange rate changes on cash and cash equivalents	9	(184)	270
Net (decrease)/increase in cash and cash equivalents	(26,421)	(13,196)	51,669
Cash and cash equivalents at the beginning of the year	42,186	55,382	3,713
Cash and cash equivalents at the end of the year	$15,765	$42,186	$55,382

Supplemental cash flow information:
Interest paid	$(4)	$(152)	$-
Income taxes paid	(543)	(129)	(260)

Notes to the Consolidated Financial Statements

Note 1.  Basis of Preparation and Significant Accounting Policies

On March 16, 2016, Innocoll AG, a German stock corporation (“Innocoll Germany”), the predecessor to Innocoll Holdings plc, a public limited company formed under Irish law (“Innocoll Ireland”), merged with Innocoll Ireland by way of a European cross-border merger by acquisition, with Innocoll Germany being the disappearing entity and Innocoll Ireland being the surviving entity (“the Merger”). By virtue of the Merger, all of Innocoll Germany’s assets and operations (including all of its subsidiaries) were transferred to Innocoll Ireland for all periods presented (see note 3 for additional information regarding the Merger). Accordingly, the consolidated financial information presented herein refers to Innocoll Holdings plc and its direct and indirect subsidiaries, collectively, as the “Company”.

Nature of operations

Innocoll Holdings plc is a global, commercial stage, specialty pharmaceutical company, with late stage development programs targeting areas of significant unmet medical need.

Basis of preparation

Prior to the Merger, Innocoll Germany prepared its financial information in accordance with International Financial Reporting Standards (“IFRS”), and Innocoll Ireland was a dormant Irish private company incorporated on May 28, 2014, that was reregistered as a public limited company on December 1, 2015.

Following the Merger, the Company retroactively transitioned to accounting principles generally accepted in the United States (“U.S. GAAP”) and applied U.S. GAAP retrospectively for all prior periods presented. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates.

Basis of consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which they own or control more than fifty percent of the voting shares, or have the ability to control through similar rights. Intercompany transactions and balances have been eliminated. An entity is consolidated either if a controlling financial interest is obtained through ownership, directly or indirectly, of a majority of an entity’s voting interests or a reporting entity is deemed to have a controlling financial interest when it has both (1) the power to direct the activities that most significantly affect the economic performance of the entity and (2) the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the entity. The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether the Company controls another entity.

Subsidiaries

Subsidiaries are entities controlled by the Company. The financial information of subsidiaries is included in the consolidated financial information from the date that control commences until the date that control ceases. Details of the Company’s subsidiaries are included in note 21.

Foreign currency transactions

Functional and reporting currency

Functional currency - Prior to December 31, 2015, the Company’s functional currency was the Euro. The functional currency was revisited by the Company in late 2015 as a result of a significant increase in the level of U.S. dollar transactions in the third and fourth quarter of 2015. Upon detailed analysis of all facts and circumstances it was determined based on relevant cash flows and the economic environment to change the functional currency from the Euro to the U.S. dollar. The change in functional currency was applied prospectively effective beginning January 1, 2016.

Reporting currency - In addition, beginning January 1, 2016 the Company also changed its reporting currency from Euro to U.S. dollar to provide greater clarity to users of the financial statements. The change in reporting currency was applied retrospectively effective beginning January 1, 2016. Financial statements for all periods presented have been recast into U.S. dollar.

All monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect as of the date of the balance sheet date. The U.S. dollar translated amounts of nonmonetary assets and liabilities as of December 31, 2015 became the historical accounting basis for those assets and liabilities as of December 31, 2015. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. All resulting exchange differences were recognized within currency translation adjustment, a separate component of shareholders’ equity.

In applying the change in reporting currency the Company applied the current rate method for presenting the comparative period presented. Under this method all assets and liabilities of the Company’s operations were translated from their Euro functional currency into U.S. dollars using the exchange rates in effect on the balance sheet date and shareholders’ equity were translated at the historical rates. Opening shareholders’ equity at January 1, 2014 has been translated at the historic rate on that date and any other movements in shareholders’ equity during the period from January 1, 2014 to December 31, 2015 were translated using the appropriate historical rates at the date of the respective transaction. All other revenues, expenses and cash flows were translated at the average rates during the reporting periods presented. The resulting translation adjustments are reported under comprehensive income as a separate component of shareholders’ equity.

Any difference which arose between the historical basis for nonmonetary assets and liabilities set as of January 1, 2016 and the historical basis for nonmonetary assets and liabilities due to the change in reporting currency was posted to the currency translation adjustment in 2015.

In recasting the amounts presented in the consolidated statements of (deficit)/equity for the purposes of the previously issued unaudited interim condensed consolidated financial statements, an incorrect exchange rate was applied. As a result, the Company has revised the balances as of January 1, 2015 with a net increase in total equity of $4.3 million from the amount previously presented in the unaudited interim condensed financial statements. The line items impacted were common shares, additional paid-in capital, accumulated currency translation adjustment and accumulated loss in the consolidated balance sheet and other consolidated comprehensive loss in the consolidated statement of operations and comprehensive loss. This adjustment has no impact on our net loss for the year in any of the periods presented and no impact on the previously issued annual financial statements. After evaluating the quantitative and qualitative aspects of this revision, management concluded that the error was not material to the previously issued unaudited interim condensed consolidated financial statements.

Transactions and balances

Transactions in currencies other than the functional currency of the Company entities are recorded at the exchange rates prevailing at the dates of the related transactions. Foreign exchange gains and losses resulting from the settlement of such transactions, as well as from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies, are recognized in the consolidated statements of operations and comprehensive loss. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are translated to the respective functional currencies of the Company’s entities at the rates prevailing on the relevant balance sheet date.

Property, plant and equipment, net

Property, plant and equipment, net are carried at historical cost less accumulated depreciation. Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset as appropriate only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. All other repair and maintenance costs are charged to the consolidated statements of operations and comprehensive loss as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are recognized in the consolidated statements of operations and comprehensive loss as part of the gain or loss on disposal in the year of disposal. Gains and losses on disposals of property, plant and equipment are included in operating expense.

Depreciation

Depreciation is calculated using the straight-line method to allocate the cost of property, plant and equipment over their estimated useful lives, less their estimated residual values, as follows:

Leasehold improvements	*
Plant and machinery	3 to 10 years
Furniture and fittings	5 years

* Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the related asset.

Depreciation methods, useful lives and residual values are reassessed at each reporting date. Assets that are subject to amortization or depreciation are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized for the amount by which the asset’s carrying amount exceeds its recoverable amount.

Leased assets

Rentals payable under operating leases are charged to the consolidated statements of operations and comprehensive loss on a straight-line basis over the relevant lease term.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest expense is capitalized at the applicable weighted-average borrowing rates of interest and added to the project cost. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use.

Inventories

Inventories are stated at the lower of cost or market value. The cost of inventories is based on the weighted average cost method and includes expenditure in acquiring the inventories and bringing them to their existing location and condition. In the case of work in progress and finished goods, cost includes an appropriate share of overhead based on normal operating capacity. Market is the current replacement cost, provided that the cost does not exceed the Net Realizable Value (NRV) or is not less than the NRV reduced by a normal profit margin. NRV is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion and the estimated costs necessary to make the sale.

Financial instruments

Non-derivative financial assets

Financial assets are initially recognized on the date they are originated and when the Company obtains contractual rights to receive cash flows. The Company derecognizes financial assets when the contractual rights to cash flows expire or it transfers the right to receive cash flows in a transaction which transfers substantially all the risks and rewards of ownership of the asset.

Trade receivables

Such assets are initially recognized at fair value and subsequently stated at their net realizable value. The carrying amounts of trade receivables are representative of their fair value due to their relatively short maturities.

Prepaid expenses

Prepaid expenses consist of amounts paid in advance for which the company will receive goods or services within the normal operating cycle. Such expense amounted to $5.5 million as of December 31, 2016 and $3.6 million as of December 31, 2015.

Included in this amount are expenses relating to costs for clinical trials, NDA submission fees, rental deposits and other costs which have been paid in advance by the Company.

Cash and cash equivalents

Cash and cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents comprise cash on hand and call deposits (with less than 3 months maturity) and are subject to an insignificant risk of changes in value.

Warrants

Warrants are classified as a liability, due to certain provisions pursuant to which the exercise price of the warrants may be reduced in the event that the Company issues or sells any of its ordinary shares at a price per share less than the exercise price in effect immediately prior to such issue or sale.

The warrants are revalued each reporting period, and the change in the fair value of the liability is recorded as other income/(expense), on the consolidated statements of operations and comprehensive loss until the warrant is exercised or cancelled. The fair value is calculated using a recognized valuation methodology for the valuation of financial instruments (Monte Carlo simulation model).

Refer to note 16 for additional information on the Company’s warrants.

Trade payables and other payables

The carrying amounts of trade payable and other payables are representative of their fair value due to their relatively short maturities.

Equity instruments

Equity instruments issued by the Company are recorded at the proceeds received, net of direct issue costs.

Temporary Equity

The Company accounted for warrants in accordance with Accounting Standards Codification (“ASC”) 470, Debt, and allocated proceeds received to the warrants based on relative fair values.

The Company previously issued convertible notes and preferred shares which provided a liquidation preference and certain redemption rights for the benefit of the holders of such instruments upon the occurrence of certain events, some of which were not within the Company’s control. On June 16, 2014, the Company’s shareholders agreed to amend and terminate all preference, redemption and cumulative dividend rights by converting all preferred shares into ordinary shares of the Company. Prior to the conversion, the convertible Preferred Stock is presented as temporary equity.

The Company evaluated each series of its convertible preferred stock and preferred units and determined that each individual series is considered an equity host under ASC 815. In making this determination, the Company’s analysis followed the whole instrument approach which compares an individual feature against the entire convertible instrument which includes that feature. The Company’s analysis was based on a consideration of the economic characteristics and risks of each series of convertible units. More specifically, the Company evaluated all of the stated and implied substantive terms and features, including: (i) whether the convertible preferred stock and preferred units included redemption features, (ii) how and when any redemption features could be exercised, (iii) whether the holders of convertible preferred stock and preferred units were entitled to dividends and how those dividends were calculated, (iv) the voting rights of the convertible preferred stock and preferred units and (v) the existence and nature of any conversion rights. As a result of the Company’s conclusion that the convertible instruments represent an equity host, the conversion rights of all series of convertible instruments were considered to be clearly and closely related to the associated equity host instruments. Accordingly, the conversion rights of all series of convertible preferred stock were not considered embedded derivatives that required bifurcation.

The Company has also evaluated whether the issuance of the convertible instruments generates a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company would recognize the BCF by allocating the intrinsic value of the conversion option, which is the number of ordinary shares available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of each ordinary share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred shares. No BCF has been recognized in the periods presented.

Contingencies

Contingencies are recognized in accordance with ASC 450 - Contingencies, if the following two conditions are met:

•	Information available before the financial statements are issued indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements;
•	The amount of loss can be reasonably estimated.

With respect to litigation and claims that may result in a provision to be recognized, the Company exercises judgment in measuring and recognizing provisions or determining exposure to contingent liabilities that are related to pending litigation or other outstanding claims. These judgment and estimates are subject to change as new information becomes available.

Employee benefit plans

Pension plans

The Company operates a number of defined contribution retirement benefit plans, the assets of which are held in separate trustee-administered funds. Payments to defined contribution benefit plans are charged as an expense to the statement of operations and comprehensive loss as they fall due.

The Company operates a defined benefit pension plan within its German subsidiary. A defined benefit plan is a pension plan that is not a defined contribution plan. Typically defined benefit plans define the amount of pension benefit that an employee will receive on retirement, usually dependent on one or more factors such as age, years of service and compensation. Obligations for contributions to defined benefit pension plans are recognized as an expense in the income statement as service is received from the relevant employees.

Share-based compensation

The Company issues stock-based awards, including stocking options and restricted stock units, to employees and non-employee directors.

Stock-based awards issued to employees, including stock options, are recorded at fair value as of the grant date using the Black-Scholes valuation model and recognized as expense on a straight-line basis over the employee’s requisite service period, adjusted for estimated forfeitures.

Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company from time to time has granted restricted stock units (“RSUs”) to individual employees and non-employee directors. The employees purchase the stock at an agreed price which may be below the then fair value of the stock unit. The difference between the purchase price and the fair value is expensed over the vesting period of the restricted stock unit.

RSUs granted to non-employee directors (“Director RSUs”) vest between one to three years following the grant date but may not be settled until the director terminates service from the board. Compensation cost is recognized over the one year service period. Director RSUs may be settled in cash and/or shares of stock and are accounted for under the liability method of accounting. Fair value is based on the market price of the underlying stock on the grant date, and compensation expense is adjusted for changes in fair value at each report date through the settlement date.

The assumptions used in measuring the fair value of the stock granted, using the Black Scholes model were determined as follows:

•	Prior to the shares being publicly traded, the current market value of shares was based on the valuation of the Company by the managing directors at the share option grant date;
•	Subsequent to the shares being publically traded, the current market value of shares was based on the share price at the share option grant date;
•	The estimated volatility is based on the historical volatility of biotech companies that operate in the same therapeutic areas as the Company, or that are of a similar size;
•	The expected duration is calculated as the estimated duration until exercise, taking into account the specific features of the plans; and
•	The weighted average risk-free interest rates used are based on government treasury bills at the date of grant with a term equal to the expected life of the options.

Revenue recognition

The Company recognizes revenue from product sales upon shipment, when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has transferred to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations. The shipping terms for the majority of the Company’s revenue arrangements are “free carrier” (“FCA”). Shipping costs are insignificant.

The Company receives a contractually agreed percentage of the net in-market sales of CollatampG from one of its customers which distributes the product. The Company recognizes revenue for this arrangement in two parts; the first amount is recognized for the manufacture and sale of product at the point of sale; and the final amount when the product is sold.

Provisions for certain rebates, sales incentives, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded.

Deferred revenue is calculated when cash is received from a customer for a product which at the time of receipt has not yet been delivered. The Company had deferred revenue in the amount of $1.8 million and $2.2 million as of December 31, 2016 and 2015, respectively, relating to upfront payments in the amount of $0.1 million in respect of Septocoll customers (2015: $0.5 million), $1.2 million in respect of CollaGUARD (2015: $1.3 million) and the remaining $0.5 million mainly relating to its Regenepro product (2015: $0.4 million). The Company expects to deliver products to these customers in 2017 in settlement of these advance payments.

Expenses

Research and development expenses

Research and development expenses are charged to the consolidated statements of operations and comprehensive loss as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including employee compensation, external clinical research costs, and general operating costs.

Interest expense and income

Interest expense consists of interest payable on borrowings and interest income consists of interest receivable on funds invested. Both are calculated using the effective interest rate method.

Other income and expense

Gains or losses from foreign exchange rate fluctuations on balances demoninated in foreign currencies are reflected in other income/expense, net. This includes foreign exchange movements recognised on items such as foreign denominated cash and cash equivalents, loans and borrowings, payables, receivables among other items and transactions. This also includes movements on the re-measurement of the warrant liabilities at each period end.

Income taxes

Tax expense comprises current and deferred tax.

Current tax is the expected tax payable or receivable on the taxable result for the year and any adjustments in relation to tax payable or receivable in respect of the previous years.

Deferred tax is recognized in respect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. Deferred tax is not recognized for:

•	temporary differences on the initial recognition of assets and liabilities in a transaction that is not a business combination and that affects neither accounting nor taxable profit; and
•	temporary differences related to subsidiaries to the extent that it is probable that they will not reverse in the foreseeable future.

Deferred tax is measured at the tax rates at which the temporary differences are expected to reverse, using tax rates enacted or substantively enacted at the reporting date. Deferred tax assets and liabilities are offset where the entity has a legally enforceable right to set off current tax assets against current tax liabilities and the deferred tax assets and liabilities relate to the same taxation authority. The Company maintains valuation allowances unless it is more likely than not that the deferred tax asset will be realized. With respect to uncertain tax positions, the Company determines whether the position is more likely than not to be sustained upon examination, based on the technical merits of the position. Any tax position that meets the more likely than not recognition threshold is measured and recognized in the consolidated financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The liability relating to uncertain tax positions is classified as current in the consolidated balance sheets to the extent the Company anticipates making a payment within one year. Interest and penalties associated with income taxes are classified in the income tax expense line in the consolidated statements of operations and comprehensive loss.

Deferred tax assets and deferred tax liabilities are off-set where they are within the same jurisdiction and can be legally off-set with each other.

Government Grants

Grants for the purchase of plant and equipment are recognized as receivable when there is reasonable assurance that they will be received and the conditions to obtain them have been complied with. Grants are initially credited to deferred income and released to profit and loss over the same useful life as the plant and equipment they relate to.

Loss per ordinary share

Basic loss per share is computed by dividing the loss for the financial period attributable to ordinary shareholders of the Company by the weighted average number of ordinary shares outstanding during the financial period.

Diluted loss per share is computed by dividing the loss for the financial period attributable to ordinary shareholders of the Company by the weighted average number of ordinary shares in issue after adjusting for the effects of all potential dilutive ordinary shares that were outstanding during the financial period.

Critical accounting estimates

In preparing the consolidated financial statements, we use certain estimates and assumptions that affect reported amounts and disclosures. Estimates are reviewed on an ongoing basis. Estimates and judgments are based on historical experience and on other factors that are reasonable under current circumstances. Actual results may differ from these estimates if these assumptions prove to be incorrect or if conditions develop other than as assumed for the purposes of such estimates.

Recent Accounting Pronouncements

Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps:

1) identify the contract;

2) identify performance obligations;

3) determine the transaction price;

4) allocate the transaction price; and

5) recognize revenue.

The ASU will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers.

For public business entities, certain not-for-profit entities, and certain employee benefit plans, the effective date for ASC 606 is annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early application is permitted only as of annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. The effective date for all other entities is annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the ASU early, as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply ASC 606 early as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies ASC 606. The company intends to adopt the standard for annual periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.

The Company is currently establishing an implementation process to complete an initial assessment as to the impact of the standard on its contract portfolio and to commence implementing the ASU. The Company will select a representative sample of its contracts to review to identify the potential differences that would result from applying the requirements of the new standard and base its initial assessment on this process. Once completed the Company will complete a final assessment of the impact of the ASU and determine whether or not it will have a material impact on the Company’s financial statements and select its method of adoption at that time. The ASU provides detailed disclosure requirements, which are more detailed than under current U.S. GAAP. This will represent a significant change from current practice and significantly increase the volume of disclosures required in the financial statements. The Company expects to complete its impact assessment over the coming months and initiate efforts to redesign impacted processes, policies and controls.

ASU 2014-15, “Presentation of Financial Statements-Going Concern.” In August 2014, the FASB issued guidance for the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Previously, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This was issued to provide guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter for all entities both public and nonpublic. The Company has applied this ASU in its current year’s consolidated financial statements and disclosures.

ASU 2015-11, “Simplifying the Measurement of Inventory.” In July 2015 FASB issued this ASU in relation to Topic 330 “Inventory.” Under the amendment, an entity should measure inventory within the scope of the ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably ppredictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last in, first out (“LIFO”) or the retail inventory method. The amendments in this ASU more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in IFRS. The ASU is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods therein. For all other entities the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. Prospective application is required. The Company is currently assessing the impact of this ASU on its inventory balances and it is not expected to have a material impact on the Company’s consolidated financial statements. The Company intends to adopt the standard for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017.

ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.”  In November 2015, the FASB issued ASU 2015-17. This ASU which requires that deferred tax liabilities and assets be classified as noncurrent in a balance sheet. The ASU is effective for public companies for annual periods beginning after December 15, 2016; however, earlier application is permitted. For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.Additionally, the ASU allows for both retrospective and prospective methods of transition upon adoption. The Company early adopted this ASU in the fourth quarter of 2016. The ASU was adopted retrospectively and, as a result, the consolidated balance sheet as of December 31, 2015 was adjusted. The December 31, 2015 current deferred income tax liabilities of $263 thousand was reclassified as non-current. There was no effect to the Company’s equity or to the consolidated statements of operations and comprehensive loss as a result of this adoption.

ASU 2016-02, “Leases.” In February 2016, the FASB issued ASU 2016-02. This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for public entities for annual periods beginning after December 15, 2018, and interim periods therein. For all other entities, the ASU will be effective for annual periods beginning after December 15, 2019 (i.e., calendar periods beginning on January 1, 2020), and interim periods thereafter. Early adoption will be permitted for all entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. There are also some practical expedients available. The Company is in the process of determining the effect that the adoption of this standard will have on its financial statements and disclosures. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon its adoption of ASU 2016-02. The Company intends to adopt the standard for annual periods beginning after December 15, 2019 (i.e., calendar periods beginning on January 1, 2020), and interim periods thereafter.

ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” In March 2016, the FASB issued ASU 2016-09. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The ASU is effective for public entities for annual periods beginning after December 15, 2016, although early adoption is permitted. For all other entities, the ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on its financial statements and disclosures. The Company intends to adopt the standard for annual periods beginning after December 15, 2017, and interim periods within annual reporting periods beginning after December 15, 2018.

ASU 2016-15, “Statement of Cash Flows.” In August 2016, the FASB issued ASU 2016-15. The amendments in the ASU provide guidance for several new and/or revised disclosures pertaining to the classification of certain cash receipts and cash payments on the statement of cash flows, including contingent consideration payments made after a business acquisition. This ASU is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods therein. For all other entities the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements but does not anticipate a material impact. The Company intends to adopt the standard for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

ASU 2016-18 “Statement of Cash Flows.” In November 2016, the FASB issued ASU 2016-18. This amendment affects the cash flow statement and requires companies to include items described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods. For all other entities the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company currently shows movements in restricted cash as an investing cash flow, however, as a result of this ASU it will be shown in the movement in cash and cash equivalent. The Company intends to adopt the standard for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

ASC 2017-04, “Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment.” In January 2017, the FASB issued ASC 2017-04. The purpose of this ASU is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the impaired fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this ASU, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. The update is effective for public business entities for annual periods beginning after December 15, 2019, including interim periods within those periods. All other entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in annual periods beginning after December 15, 2021.Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing whether or not to early adopt this proposed amendment.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

The planned adoption dates for all standards not yet implemented are based on the Company’s current classification as an Emerging Growth Company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period as noted in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. If this classification changes, we will re-valuate our timeline for implementing these standards.

Note 2. Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $57.0 million in 2016, $50.9 million in 2015 and $23.5 million in 2014. In management’s opinion, the Company’s anticipated expenditures during the next 12 months, from date of approval of the financial statements, to advance its current operations, including plans to conduct further studies to enable it to submit a revised NDA for Xaracoll and to develop CollaGUARD will be greater than the amount of its current cash and cash equivalents. This raises substantial doubt about the Company’s ability to continue as a going concern.

In February 2017, our representatives attended a Type-A meeting with representatives of the FDA to review potential pathways forward following our receipt of the Refusal to File Letter and to review a proposed plan for proceeding with additional studies that would allow us to file a revised NDA for XaraColl. During the meeting, we proposed a plan designed to allow us to submit a revised NDA to the FDA by the latter part of 2017. We proposed conducting an additional short-term pharmacokinetic study and several short-term non-clinical studies. Under current practice before the FDA, we received limited feedback during the meeting and we expect to receive shortly from the representatives of the FDA formal written meeting minutes of our Type-A meeting, which will serve as the official record of the response of the FDA to our proposal during the meeting. If the FDA concurs with our plan, we will commence the additional studies, and if the results are positive, we would submit a revised NDA to the FDA soon after the completion of the studies. However, if the FDA suggests that studies beyond those that we proposed would be necessary, or if the results of the studies that we proposed are not positive, we would not likely be able to submit our revised NDA for an extended period of time, if at all.

The Company’s need for additional capital will vary depending on a variety of circumstances, including, for example, if it is required to conduct additional tests not currently contemplated, the level and timing of regulatory approval, as well as the extent to which it chooses to establish collaboration, co-promotion, distribution or other similar agreements for its products and product candidates. Moreover, changing circumstances may cause it to spend cash significantly faster than it currently anticipates, and it may need to spend more cash than currently expected because of circumstances beyond its control.

The Company’s operating cash and capital requirements, as currently contemplated, over the next 12 months will depend on many forward-looking factors, including the following:

•	the timing and outcome of the FDA’s review of the revised NDA for XaraColl;

•	successful completion of additional short-term clinical trials and non-clinical studies in anticipation of filing a revised NDA for XaraColl with the FDA;

•	the extent to which the FDA may require it to perform additional studies for XaraColl;

•	the timing and costs to initiate pre-commercialization activities for Xaracoll;

•	the cost and timing of ensure its manufacturing facilities is ready for commercialization after the pre-approval inspection;

•	the extent to which it chooses to establish collaboration, co-promotion, distribution or other similar agreements for its product candidates; and

•	the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims.

To the extent that the Company’s capital resources are insufficient to meet our future operating and capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements, other strategic alliances or other financing alternatives.

Note 3. Explanation of Transition to U.S. GAAP

As discussed in note 1, following the Merger, the Company retroactively transitioned to U.S. GAAP and applied U.S. GAAP retrospectively for all prior periods presented.

This is the first period that the Company has presented its consolidated financial statements under U.S. GAAP. The Company’s most current financial statements under IFRS were for the year ended December 31, 2015, and the Company has presented the historical financial statements of Innocoll Germany, beginning as of January 1, 2015, according to U.S. GAAP for purposes of comparing prior periods.

Note 4.  Description of Merger

On March 16, 2016, the Company became the parent company of the Innocoll group of companies as a result of the Merger. As a result of the Merger:

•	All assets and liabilities of Innocoll AG were transferred by universal succession of title to the Company;
•	Innocoll AG ceased to exist;

•	Each shareholder received, as consideration in the Merger, 13.25 Innocoll Holdings plc ordinary shares for each Innocoll AG ordinary share held immediately prior to the Merger, rounded down to the nearest whole Innocoll Holdings plc ordinary share;
•	Aggregated entitlements to fractional Innocoll Holdings plc ordinary shares were sold by the exchange agent and sale proceeds were distributed in cash pro rata to registered shareholders whose fractional entitlements were sold;
•	The Innocoll AG American Depositary Share (“ADS”) facility was terminated and holders of ADSs had their ADSs cancelled with each ADS so cancelled effectively becoming exchangeable, for one Innocoll Holdings plc ordinary share;
•	Each share of Innocoll AG was cancelled and ceased to exist; and
•	The Company assumed all rights and obligations of Innocoll AG (including the employee equity-based plans of Innocoll AG) by operation of law.

It was determined that Innocoll AG and the Company meet the definition of entities under common control, consequently, the provisions of ASC 805-50-30-5 were applied in preparation of the consolidated financial information as a common control transaction and accounted for at the carrying amount of assets, liabilities and equity transferred, rather than at fair value.

Note 5.  Segment reporting

Due to the nature of the Company’s current activities, the directors consider there to be one operating segment, the manufacture and sale of collagen-based pharmaceutical products. The Company principally sells four products; CollatampG globally outside of the United States, Septocoll within Europe and the Middle East, CollaGUARD within Europe, the Middle East and Asia and RegenePro in the United States. The results of the Company are reported on a consolidated basis to the chief operating decision maker of the Company, the chief executive officer. There are no reconciling items between the Company’s reported consolidated statements of operation and comprehensive loss and balance sheets and the results and financial position, respectively, of the above segment.

The majority of the product revenue, $4.2 million, relates to sales of CollatampG and Septocoll and is split between two customers; for the year ended December 31, 2016 the split was 90% and 10% respectively. Revenues from one customer represents approximately $3.8 million of the Company’s consolidated revenues.

The distribution of revenue by customers’ geographical area was as follows:

	For the Years Ended December 31,
Thousands of Dollars	2016	2015	2014
France	$2,046	$2,048	$3,433
Germany	611	38	1,366
Netherlands	429	329	307
United Kingdom	580	40	-
Europe - other	584	236	660
Middle East	65	-	-
Asia	16	47	116
United States	41	132	92
Total revenue	$4,372	$2,870	$5,974

The Company attributes revenue from external customers to individual countries based on product shipment destination.

All non-current assets are located in Germany, Ireland and the United States. As of December 31, 2016, 2015 and 2014, $16.5 million, $4.1 million and $1.3 million, respectively, of property, plant and equipment, net is located in Germany. Property, plant and equipment, net within any other individual country was less than ten percent of the Company’s consolidated property, plant and equipment, net in each of those years.

Note 6.  Research and development expenses

	For the Years Ended December 31,
Thousands of Dollars	2016	2015	2014
Employee compensation	$2,829	$2,440	$1,986
External clinical research costs	34,774	26,394	1,890
General operating costs	1,112	987	444
Total research and development expenses	$38,715	$29,821	$4,320

Research and development expenses include labor, materials and direct overheads associated with the various research programs.

Note 7.  General and administrative expenses

	For the Years Ended December 31,
Thousands of Dollars	2016	2015	2014
Employee compensation	$6,107	$5,414	$3,624
Depreciation	414	348	535
Share based compensation	8,547	3,982	6,926
Other	10,378	9,999	4,526
Total general and administrative expenses	$25,446	$19,743	$15,611

Note 8.  Other income/(expense)

	For the Years Ended December 31,
Thousands of Dollars	2016	2015	2014
Foreign exchange gain	$1,545	$5,631	$6,290
Warrant income/(expense)	10,644	(4,067)	(8,323)
Other expense	(2)	-	(10)
Total other income/(expense)	$12,187	$1,564	$(2,043)

The foreign exchange gain net was $1.5 million in 2016, $5.6 million in 2015 and $6.3 million in 2014.

The warrant income/(expense), net arises on the change in the fair value of the liability of the warrants following re-measurement at each period end.

Note 9.  Loss per share

The Company calculates basic EPS by dividing the net loss attributable to ordinary shareholders for the period by the weighted average number of ordinary shares outstanding during the period. The Company calculates diluted EPS by dividing the net loss attributable to ordinary shareholders for the period by the weighted average number of ordinary shares and dilutive instruments outstanding during the period. The Company has RSUs and other stock awards which have been granted to eligible employees. These awards may have a potential dilutive effect if exercised.

The weighted average number of ordinary shares (denominator - basic) amounted to 26,867,343 in 2016, 22,328,908 in 2015 and 9,744,255 in 2014. The weighted average number of ordinary shares have been adjusted to reflect the effect of the Merger. The below table presents the basic and diluted EPS:

	For the Years Ended December 31,
	2016	2015	2014
Numerator - Thousands of Dollars:
Net loss - basic and diluted	$(56,954)	$(50,856)	$(23,471)

Denominator - number of shares:
Weighted-average shares outstanding - basic and diluted	26,867,343	22,328,908	9,744,255

Loss per share:
Basic and diluted	$(2.12)	$(2.28)	$(2.41)

 The basic loss per share was $2.12 in 2016, $2.28 in 2015 and $2.41 in 2014.

For the purpose of calculating diluted loss per share for the year ended December 31, 2016 and 2015 the potentially exercisable instruments in issue would have the effect of being antidilutive and, as such, the diluted loss per share is the same as the basic loss per share for those periods.

 Note 10.  Trade and other receivables, net

	As of December 31,
Thousands of Dollars	2016	2015
Trade receivables, net	$320	$560
VAT receivable	1,030	385
Total trade and other receivables, net	$1,350	$945

There was no allowance for doubtful accounts against trade receivables as of December 31, 2016. The allowance for doubtful accounts against trade receivables was $0.04 million as of December 31, 2015.

Note 11.  Inventories

	As of December 31,
Thousands of Dollars	2016	2015
Raw materials	$920	$694
Work in progress	1,266	960
Finished goods	217	154
Total inventories	$2,403	$1,808

The market value of inventory does not differ materially from its carrying value. The Company’s allowance for obsolete and excess inventory was $0.3 million as of December 31, 2016 and $0.4 million as of December 31, 2015. For the years ended December 31, 2016, 2015 and 2014, raw materials, changes in work and progress and finished goods included in cost of sales amounted to $7.0 million, $5.3 million and $7.4 million, respectively.

Note 12.  Property, plant and equipment, net

	As of December 31,
Thousands of Dollars	2016	2015
Leasehold improvements	$10,752	$2,087
Plant and machinery	16,558	13,791
Furniture and fittings	3,253	1,856
Property, plant and equipment, gross	30,563	17,734
Less: accumulated depreciation	(13,865)	(13,535)
Total property, plant and equipment, net	$16,698	$4,199

Depreciation expense was $0.4 million in 2016, $0.3 million in 2015 and $0.5 million in 2014.

Included in property, plant and equipment are assets under construction, which relate to the manufacturing facility in Germany. Assets under construction are stated at cost. No provision for depreciation is made on these assets until such time as the relevant assets are completed and put into use. As of December 31, 2016 and 2015, the Company incurred and capitalized assets under construction of $10.3 million and $2.9 million, respectively.

No impairment of plant and machinery were recorded in 2016 and 2015.

The Company disposed of property, plant and equipment with a cost of $0.1 million in 2016.

Note 13.  Taxation

Income tax

The domestic (Ireland) and international components of income from loss before income taxes were:

	For the Years Ended December 31,
Thousands of Dollars	2016	2015	2014
Domestic	$(57,750)	$(52,118)	$(24,967)
International	967	1,669	1,698
Total	$(56,783)	$(50,449)	$(23,269)

Significant components of income tax expense are as follows:

	For the Years Ended December 31,
Thousands of Dollars	2016	2015	2014
Current:
Domestic	$-	$-	$-
International	559	138	202
Current income tax provision	559	138	202
Deferred:
Domestic	-	-	-
International	(388)	269	-
Deferred income tax (benefit)/provision	(388)	269	-
Total	$171	$407	$202

A reconciliation of the expected income tax of the Company and the actual income tax expense is as follows:

	For the Years Ended December 31,
Thousands of Dollars	2016	2015	2014
Loss before income tax	$(56,783)	$(50,449)	$(23,269)
Expected income tax credit, computed by applying the Irish tax rate 12.5%	(7,098)	(6,306)	(2,909)
Effect of different tax rates of subsidiaries operating in foreign jurisdictions	182	161	371
Unrecognized tax losses carried forward	6,260	5,318	929
Non-deductible expenses/non-taxable income	1,220	965	1,743
Change in valuation allowance	(388)	269	-
Under provision in prior year	(5)	-	68
Total income taxes	$171	$407	$202

One of the main differences between expected tax and effective tax is explained by unrecognized deferred tax assets on tax losses carried forward amounting as outlined below.

Deferred income tax assets and liabilities

The following temporary differences which might give rise to deferred taxes relate to:

	As of December 31,
Thousands of Dollars	2016	2015
Deferred income tax assets:
Tax credits and net operating losses	23,489	13,939
Valuation allowances	(23,364)	(13,678)
Total deferred income tax assets	125	261
Deferred income tax liabilities:
Foreign exchange gains/losses	-	(524)
Total deferred income tax liabilities	-	(524)
Net deferred income tax asset/(liability)	125	(263)

The Company has net operating loss carryforwards of $23.5 million as of December 31, 2016. Of this amount $23.5 million has an indefinite carryforward period.

The net movement in valuation allowances is $9.7 million for the year ended December 31, 2016 due to uncertainties related to our ability to utilize these assets.

The recognized deferred income tax assets of $0.1 million arises on losses carried forward from operations in the U.S. The Company has recognized these deferred income tax assets in the period as management considers that the realization of these deferred income tax balances in the near future is more likely than not.

All of the unrecognized deferred income tax assets arise on operations in Ireland. Losses arising on operations in Ireland can be carried forward indefinitely, but are limited to the same trade/trades. The Company has not recognized any deferred income tax assets in the period as management does not consider the realization of these deferred income tax balances in the near future to be more likely than not due to the significant costs the Company is likely to incur in the short term in advancing its product pipeline.

As of December 31, 2016, we had no material unrecognized tax benefits. During the years ended December 31, 2016 and 2015, the amount of recognized interest and penalties was insignificant. There was no interest or penalties accrued as of December 31, 2016.

Note 14.  Trade payables and accrued expenses

	As of December 31,
Thousands of Dollars	2016	2015
Trade payables	$6,733	$5,619
Accrued clinical trial expenses	3,926	4,259
Accrued payroll taxes	805	612
Accrued bonus	517	1,401
Other accrued expenses	1,524	2,520
Total trade payables and accrued expenses	$13,505	$14,411

Note 15.  Interest-bearing loans and borrowings

Gross liabilities as of December 31, 2016:

Thousands of Dollars	Interest Bearing Loans
Balance as of December 31, 2015	$16,400
Movements during the period	12,548
Balance as of December 31, 2016	$28,948

Reconciliation of gross proceeds to carrying value:

	As of December 31,
Thousands of Dollars	2016	2015
Gross Proceeds	$27,571	$16,331
Accrued interest	2,779	69
Foreign exchange fluctuations	(1,402)	-
	$28,948	$16,400

On March 27, 2015, the Company approved the execution of the Finance Contract between Innocoll Pharmaceuticals Limited and the European Investment Bank (“EIB”) for a loan of up to $27.6 million.

The loan terms specify that the amounts drawn will be used to finance up to 50% of certain research and development and capital expenditures forecast to be made by the Company over a three year period from 2015 through 2017. The first $16.3 million of the loan commitment may be drawn at any time up to fifteen months from the date of the Finance Contract. The remaining $11.2 million may be drawn at any time up to eighteen months from the date of the Finance Contract subject to the delivery of clinical data, certified by the management board of Innocoll Holdings plc, confirming to the satisfaction of EIB that the primary clinical endpoints for either Cogenzia or XaraColl Phase 3 trials have been achieved and therefore it can be concluded that the Phase 3 clinical trial has successfully been completed. The loan bears interest at a fixed rate of 12% per annum, compounded annually. There are no cash payments of interest required during the term of the loan, interest on the outstanding loan balance accrues daily, and is payable only on the maturity date or prepayment date of the loan, whichever is earlier. The maturity date of each tranche is three to five years from the draw down date, as may be determined by the Company in each draw down request. Principal of the loan is payable on the maturity date or the prepayment date, whichever is earlier. Where a prepayment is made the Company will incur a prepayment indemnity of 1%, 0.75%, 0.5% or 0.25% of the principal amount to be repaid within one year, two years, three years or four years from date of drawdown, respectively. There will be no prepayment indemnity for prepayment after the fourth year.

The loan contains an expenditure covenant requiring the Company to spend at least 75% of our forecast research and development, and capital expenditures during the period from 2015 to 2020 as set out in a business plan agreed with the EIB. If, upon completion of the Project, it is determined that the total principal amount of the loan drawn by the Company exceeds 50% of the total cost of the Project, EIB may cancel the undisbursed portion of the loan and demand prepayment of the loan up to the amount by which the loan, excluding accrued interest, exceeds 50% of the total cost of the Project.

On December 18, 2015 Innocoll Pharmaceuticals Limited drew down the first tranche of $16.3 million.

On June 17, 2016, Innocoll Pharmaceuticals Limited drew down the second and final tranche of $11.3 million.

The security on the Finance Contract includes a guarantee from the Company on 100% of the outstanding principal, interest, expense, commission, indemnity and other sum owed by Innocoll Pharmaceuticals Limited, together with a fixed charge over all the shares in Innocoll Pharmaceuticals Limited and a floating charge over all the assets of Innocoll Pharmaceuticals Limited. As of December 31, 2016 no violations of the covenants occurred.

As of December 31, 2016 the carrying value of the loan equated the fair value.

As of December, 31, 2016, annual maturities of interest bearing loans and borrowings during the next five years and thereafter are as follows (in thousands):

For the Years Ending December 31,
2017	$-
2018	-
2019	-
2020	15,780
2021	10,520
Thereafter	-

Note 16.  Warrants

The following table summarizes the change in warrants outstanding for the years ended December 31, 2016 and 2015

Number	Exercise price	Contractual life (years)	December 31, 2016	December 31, 2015
Outstanding at beginning of period			196,912	205,199
Exercised during the year			-	(8,287)
Outstanding at end of period	€83.25	2.45	196,912	196,912
Exercisable at end of period	€83.25	2.45	196,912	196,912

The Company issued warrants at various times in connection with the issuance of promissory notes or preferred stock. Although the warrants were issued various times, subsequent to the Company’s redomestication which occurred in 2013, all of the warrants have the same expiration date and exercise price. All the warrants have an initial expiration date of June 15, 2019, subject to possible extension for an additional 54 month period subject to a shareholder resolution. The holders of all warrants can elect for cashless exercise whereby they receive shares to the value of the difference between the market value at exercise and the exercise price.

All warrants have been classified as a liability due to certain provisions pursuant to which the exercise price of the warrants may be reduced in the event that the Company issues or sells any of its ordinary shares at a price per share less than the exercise price in effect immediately prior to such issue or sale.

The carrying value of warrants was as follows:

	As of December 31,
Thousands of Dollars	2016	2015
Liability
Fair value at beginning of period	$11,498	$7,881
Warrants exercised in the period	-	(450)
Fair value movement on warrants in issue	(10,644)	4,067
Fair value at end of period	$854	$11,498

The following input assumptions were used to fair value the warrants:

	As of December 31,
	2016	2015
Expected volatility	104.88%	66.09%
Risk free rate	-0.53%	-0.05%
Exercise price	€83.25	€88.52
Contractual life	2.45 years	3.46 years
Stock price on valuation date	$9.14	$109.97

Note 17.  Financial instruments and fair value measurements

Financial liabilities measured at fair value in the consolidated balance sheets are grouped into three levels of fair value hierarchy. This grouping is determined based on the lowest level of significant inputs used in fair value measurement, as follows:

Level 1 - quoted prices in active markets for identical assets or liabilities.

Level 2 - inputs other than quoted prices included within Level 1 that are observable for the instrument, either directly (i.e. as prices) or indirectly (i.e., derived from prices).

Level 3 - inputs for instrument that are not based on observable market data (unobservable inputs).

The following table summarizes the bases used to measure the financial liabilities that are carried at fair value on a recurring basis in the consolidated balance sheets.

	December 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Interest bearing loans & borrowings	$28,948	$-	$-	$28,948
Warrants	854	-	-	854
	$29,802	$-	$-	$29,802

	December 31, 2015	Level 1	Level 2	Level 3
Liabilities:
Interest bearing loans & borrowings	$16,400	$-	$-	$16,400
Warrants	11,498	-	-	11,498
	$27,898	$-	$-	$27,898

The following table presents the changes in the fair value of the Level 3 financial instruments for the years ended December 31, 2016 and 2015.

Thousands of Dollars	Interest Bearing Loans	Warrants
Balance as of December 31, 2014	$-	$7,881
Gross proceeds	16,331	-
Accrued interest	69	-
Warrants exercised in the period	-	(450)
Fair value movement on warrants in issue	-	4,067
Balance as of December 31, 2015	$16,400	$11,498
Gross proceeds	11,240	-
Accrued interest	2,710	-
Foreign exchange fluctuations	(1,402)	-
Fair value movement on warrants in issue	-	(10,644)
Balance as of December 31, 2016	$28,948	$854

There have been no transfers between Level 1, Level 2 and Level 3 during the period.

The interest bearing loans and borrowings relate to a commercial loan with a fixed interest rate and maturity date. As of December 31, 2016, management considers the carrying amount of the loan to approximate its fair value.

The fair value of warrants issued by the Company has been estimated using a Monte Carlo simulation model and, in doing so, the Company’s management utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error.

The estimated fair value of the liability classified warrants is determined using Level 3 inputs. Inherent in the Monte Carlo valuation model are assumptions related to expected stock-price volatility, the risk-free interest rate, exercise price and expected life of the warrants. The Company estimates the volatility of its common stock based upon a weighted average combining the average implied volatility of its peers, the average most recent 4.45–year weekly volatility of its peer group and the Company’s most recent 1-year weekly historical volatility. A change in any of the inputs included in the Monte Carlo valuation model could result in a variation in the fair value of the warrants included in the financial statements.

Other Financial Instruments

The carrying amount of the Company’s cash equivalents, trade and other receivables, trade payables and accrued expenses approximate fair value due to the short term maturities of these items.

Note 18.  Commitments and contingencies

The Company incurred operating lease rent expenses of $0.6 million in 2016, $0.4 million in 2015 and $0.4 million in 2014 which are included in general and administrative expenses.

Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2016 were (in thousands):

For the Years Endings December 31,
2017	$677
2018	682
2019	322
2020	243
2021	242
Thereafter	1,917

Legal contingencies

The Company and certain of its officers are subject to two securities class action lawsuits, which may require significant management and board time and attention and significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Company and certain of its executive officers have been named as defendants in a securities class action lawsuit initially filed in the United States District Court for the Eastern District of Pennsylvania on January 24, 2017, captioned

Anthony Pepicelli v. Innocoll Holdings Public Limited Company, Anthony P. Zook, Jose Carmona and Lesley Russel, civil action no. 2:17-cv-00341-GEKP. The Company and certain of its executive officers also have been named as defendants in a securities class action lawsuit initially filed in the United States District Court for the Eastern District of Pennsylvania on February 16, 2017, captioned Jianmin Huang v. Innocoll Holdings Public Limited Company, Anthony P. Zook, Jose Carmona and Lesley Russel, civil action no. 2:17-cv-00740-GEKP. Neither complaint has been served, although the plaintiffs have requested the defendants to waive service of summons pursuant to Federal Rule of Civil Procedure 4. The complaints in both actions allege that the Company and certain of its executive officers violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making materially false or misleading statements and omissions relating to the development of Xaracoll and/or related requests for regulatory approval. The complaints also allege that the defendant officers violated Section 20(a) of the Exchange Act. While the Company believes that it has substantial legal and factual defenses to the claims in the class actions and intend to vigorously defend the case, these lawsuits could divert its management’s and board’s attention from other business matters, the outcome of the pending litigation is difficult to predict and quantify, and the defense against the underlying claims will likely be costly. The ultimate resolution of this matter could result in payments of monetary damages or other costs, materially and adversely affect its business, financial condition, results of operations and cash flows, or adversely affect its reputation, and consequently, could negatively impact the price of its common stock.

The Company has insurance policies related to the risks associated with its business, including directors’ and officers’ liability insurance policies. However, there is no assurance that its insurance coverage will be sufficient or that its insurance carriers will cover all claims in that litigation. If the Company is not successful in its defense of the claims asserted in the putative action and those claims are not covered by insurance or exceed its insurance coverage, the Company may have to pay damage awards, indemnify its officers from damage awards that may be entered against them and pay the costs and expenses incurred in defense of, or in any settlement of, such claims.

The Company is further subject to legal proceedings taken by a number of shareholders who objected to the merger of Innocoll Holdings plc with Innocoll AG on March 16, 2016. The number of shares held by these shareholders is 569 ordinary shares. The Company has offered each shareholder that registered its objection to acquire its shares for a cash compensation in the amount of €9.30 per share.

Note 19.  Equity

	As of December 31,
Number	2016	2015
Authorized number of shares:
Common shares at €1 nominal value	-	1,837,493
Authorized Capital I	-	196,912
Authorized Capital II	-	24,784
Authorized Capital III	-	665,739
Contingent Capital	-	150,920
Common shares at $0.01 nominal value	1,000,000,000	-
Deferred shares at $0.01 nominal value	25,000,000	-
Deferred shares at €1.00 nominal value	100,000	-
	1,025,100,000	2,875,848
Issued, called up and fully paid number of shares:
Common shares at €1 nominal value	-	1,785,009
Common shares at $0.01 nominal value	29,748,239	-
Deferred shares at €1.00 nominal value	25,000	-
	29,773,239	1,785,009

Deferred shares

Deferred shares are shares of the Company that are not entitled to receive any dividend or distribution or receive note of, or attend any shareholder meeting of the Company. The Company may at any time acquire all or any of the deferred shares in issue otherwise than for valuable consideration. The Company may cancel any shares so acquired. The holder of deferred shares may at any time request the Company to acquire all or any of the deferred shares in issue otherwise than for valuable consideration. The Company may cancel any shares so acquired.

Movement on issued ordinary shares during the year

On April 16, 2015 the management board of Innocoll Germany approved the issuance of 72,370 common shares for a cash contribution of $1.089 (€1.00) per share pursuant to a notarial deed entered into on June 16, 2014. In connection with an April 2015 public offering, Innocoll Germany issued 150,920 of its common shares on April 24, 2015 for proceeds net of issuance costs of $16.7 million. On November 20, 2015 the management board of Innocoll Germany approved the issuance of 8,287 common shares of Innocoll Germany for a cash contribution of $95.28 per share pursuant to a notarial deed entered into on June 16, 2014. Innocoll Germany also included in issued shares 50,161 of its common shares held by members of the supervisory board and management board who had previously been granted restricted shares and a portion of same vested during the year.

In 2016, pursuant to the Merger, stockholders of Innocoll Holdings plc received 13.25 common shares in Innocoll Holdings plc for each Innocoll AG common share they respectively held immediately prior to the Merger, rounded down to the nearest whole Innocoll Holdings plc common share (with aggregated entitlements to fractional Innocoll Holdings plc common shares being sold by the exchange agent and sale proceeds were distributed in cash pro rata to registered shareholders whose fractional entitlements were sold). As a result of the Merger the number of common shares in issue increased by 21,866,360 and the increase of $1.7 million in additional paid-in capital was a result of the change in the par value of common shares from €1 to $0.01 per common share. In connection with a June 2016 public offering, Innocoll Ireland issued 5,725,000 of its common shares on June 22, 2016 for proceeds net of issuance costs of $37.0 million.

Summary of line items contained in equity

	As of December 31,
Thousands of Dollars	2016	2015
Equity
Common shares	$324	$1,943
Additional paid-in capital	220,965	173,353
Accumulated currency translation adjustment	(1,352)	(1,244)
Treasury shares	(27)	-
Accumulated loss	(223,106)	(166,152)
	$(3,196)	$7,900

Additional paid-in capital

Additional paid-in capital represents the aggregate of the following components:

i.	Share premium, which reflects the excess of consideration received, net of issue costs, over par value of shares issued.
ii.	Capital contribution, which relates to amounts contributed by shareholders of the Company in previous years.
Iii	Share compensation, which reflects the fair value of stock based compensation issued in accordance with ASC 718.

iv	Other, which relate to amounts recognized in equity on issuance of preferred stock and amounts in relation to the 2013 and 2016 re-domicile to Ireland.

Accumulated currency translation adjustment

Accumulated currency translation adjustment comprises all foreign exchange differences arising from the translation of the financial statements of foreign operations and gains and losses arising from change in reporting currency.

Treasury shares

Treasury shares comprises the issued share capital of the company which was repurchased by the company at the time of the Merger. The shares of Innocoll held immediately prior to the Merger converted to euro deferred shares of par value €1.00 per share on the effective date of the Merger. The euro deferred shares were issued solely to ensure that Innocoll satisfied Irish law minimum share capital requirements for public limited companies at all times and carried no voting rights or income rights, having only limited rights on a return of capital equal to the par value of those shares.

Note 20. Share-based compensation

The company’s stock-based compensation generally includes stock options and RSUs. Shares issued relating to the Company’s stock based plans are generally issued out of new stock.

Approved in 2016, the company’s Omnibus Incentive Plan provided for 2.85 million additional shares of common stock available for issuance with respect to awards for participants. As of December 31, 2016 approximately 0.1 million authorized shares are available for future awards under the company’s stock-based compensation plans.

Share-based Compensation Expense

Share-based compensation expense was $8.5 million, $4.0 million and $6.9 million for the years ended December 31, 2016, 2015 and 2014 respectively. There was no tax related benefit recognized.

Stock Options

Stock options are granted to employees and non-employee directors with exercise prices equal to 100% of the market value on the date of grant. Stock options granted to employees generally vest one third at the end of year one with the remainder vesting quarterly over the remaining two years. Stock options granted to non-employee directors generally vest over the year in which they are granted. Stock options typically have a contractual term of ten years. The Company accounts for share-based compensation awards based on the fair value of the award as of the grant date using the Black Scholes model. The awards in issue, to eligible employees include Options. These awards are subject to performance base vesting conditions, the Company recognizes share-based compensation expense on a straight-line basis over the awards’ requisite service period, adjusted for estimated forfeitures.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	For the Years Ended December 31,
	2016	2015	2014
Expected stock option life (years)	9.36	8.74	4.52
Expected volatility	66.52%	66.77%	69.68%
Risk-free interest rate	1.92%	2.03%	1.66%
Exercise price	$9.46	$10.65	$9.00

The Company’s stock option activity for the year ended December 31, 2016 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	1,469,796	$10.58
Granted	1,546,007	8.26
Exercised or converted	(25,910)	8.80
Forfeited	(186,140)	8.54
Expired	-	-
Outstanding, December 31, 2016	2,803,753	$9.91	9.4	-
Vested and exercisable, December 31, 2016	1,019,387	$9.95	8.2	-

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2016, 2015 and 2014 was $6.04, $7.67 and $3.85 per option, respectively. The total intrinsic value of options exercised during the year ended December 31, 2016 was $0.1 million. There was no intrinsic value of options exercised during the years ended December 31, 2015 and 2014. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of December 31 (for outstanding options), less the applicable exercise price.

As of December 31, 2016, $9.8 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 2.0 years.

RSU Awards

RSUs are granted to employees and non-employee directors. RSUs granted to employees generally vest one half after one year with the remainder vesting five months later. RSUs granted to non-employee directors generally vest in one third increments over a three-year period. The Company accounts for share-based compensation awards based on the fair value of the award as of the grant date. The awards in issue, to eligible employees include RSU awards and are subject to performance base vesting conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the awards requisite service period, adjusted for estimated forfeitures.

A summary of nonvested RSU activity for the year ended December 31,2016 is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding, January 1, 2016	695,412	$0.08
Granted	1,339,000	2.92
Vested	(347,720)	0.08
Forfeited	-	-
Outstanding, December 31, 2016	1,686,692	$2.33

The total grant date fair value of restricted stock units vested during the years ended December 31, 2016, 2015 and 2014 was $2.5 million, $6.7 million and $1.0 million, respectively.

As of December 31, 2016 $4.9 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 1.1 years.

Note 21.  Company entities

Name of subsidiary	Place of incorporation and operation	Proportion of ownership interest	Principal activity
Innocoll Inc.	US	100%	Administration
Syntacoll GmbH	Germany	100%	Manufacturing
Innocoll Pharmaceuticals Limited	Ireland	100%	Selling & distribution

The registered office of Innocoll Holdings plc and its main place of business is Unit 9, Block D, Monksland Business Park, Monksland, Athlone, Co. Roscommon, Ireland.

Note 22. Quarterly financial information (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31
Thousands of Dollars (except per share data)	2015	2015	2015	2015	2016	2016	2016	2016

Revenue	$694	$629	$660	$885	$1,560	$1,305	$918	$590
Gross loss	(844)	(662)	(587)	(370)	(151)	(573)	(916)	(973)
Loss for the period - all attributable to equity holders of the company	(6,347)	(27,604)	(9,143)	(7,763)	(23,054)	(12,849)	(17,204)	(3,847)
Basic and diluted loss per share	$(0.32)	$(1.24)	$(0.39)	$(0.33)	$(0.97)	$(0.53)	$(0.58)	$(0.13)

Average quarterly currency translation rate was utilized for 2015 quarters above.

Note 23. Subsequent events

There have been no significant post balance sheet events, other than those disclosed in the financial statements.

Exhibit Index

Exhibit No.	Description
2.1	Merger Proposal, dated December 20, 2015, between Innocoll AG and Innocoll Holdings plc. (Incorporated by reference to Exhibit 2.1 of our Report of Foreign Private Issuer on Form 6-K filed with the Commission on December 21, 2015 (File No. 001-36565)).
3.1	Innocoll Holdings plc Constitution. (Incorporated by reference to Exhibit 3.1 of our Report of Foreign Private Issuer on Form 6-K filed with the Commission on June 20, 2016 (File No. 001-37720)).
4.1	Specimen Ordinary Share Certificate. (Incorporated by reference to Exhibit 4.1 of our Report of Foreign Private Issuer on Form 6-K filed with the Commission on August 2, 2016 (File No. 001-37720)).
10.1#	License and Supply Agreement, dated August 14, 2013, between Innocoll Pharmaceuticals Ltd. and Takeda GmbH, an affiliate of Takeda Pharmaceutical Company Limited, as amended on March 19, 2014. (Incorporated by reference to Exhibit 10.1 of our Registration Statement on Form F-1, as amended, initially filed with the Commission on June 19, 2014 (File No. 333-196910)).
10.2#	Licensing, Manufacturing and Supply Agreement, dated October 12, 2011, between Innocoll Pharmaceuticals Ltd. and Pioneer Pharma Co. Ltd., as amended on August 6, 2012. (Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form F-1, as amended, initially filed with the Commission on June 19, 2014 (File No. 333-196910)).
10.3#	Exclusive Distribution Agreement, dated April 3, 2013, between Innocoll Pharmaceuticals Ltd. and Biomet 3i, LLC. (Incorporated by reference to Exhibit 10.3 of our Registration Statement on Form F-1, as amended, initially filed with the Commission on June 19, 2014 (File No. 333-196910)).
10.4#	Manufacture and Supply Agreement, dated August 17, 2007, among Innocoll Pharmaceuticals Ltd., Syntacoll AG and EUSA Pharma (Europe) Limited (later acquired by Jazz Pharmaceuticals), as amended and restated on April 27, 2010. (Incorporated by reference to Exhibit 10.4 of our Registration Statement on Form F-1, as amended, initially filed with the Commission on June 19, 2014 (File No. 333-196910)).
10.5#	Manufacturing and Supply Agreement, dated June 1, 2004, between Innocoll Technologies Ltd., and Biomet Orthopedics Switzerland GmbH, as amended on January 1, 2006; December 15, 2009; September 1, 2010; April 1, 2011; March 15, 2012; March 1, 2013 and July 26, 2013. (Incorporated by reference to Exhibit 10.5 of our Registration Statement on Form F-1, as amended, initially filed with the Commission on June 19, 2014 (File No. 333-196910)).
10.6#	Licensing, Manufacturing and Supply Agreement, dated December 5, 2011, between Innocoll Pharmaceuticals Ltd. and Saudi Centre for Pharmaceuticals. (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form F-1, as amended, initially filed with the Commission on June 19, 2014 (File No. 333-196910)).
10.7+

Innocoll Holdings plc Amended and Restated 2015 Stock Option Plan (formerly adopted by Innocoll AG). (Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-8 filed with the Commission on June 3, 2016 (File No. 333-211801)).

10.8+	Amended and Restated Option Agreement. (Incorporated by reference to Exhibit 10.3 of our Registration Statement on Form S-8 filed with the Commission on June 3, 2016 (File No. 333-211801)).
10.9+	Form of Innocoll GmbH Option Agreement, as amended and restated. (Incorporated by reference to Exhibit 10.8 of our Amendment No. 1 to our Registration Statement on Form F-1 filed with the Commission on July 15, 2014 (File No. 333-196910)).
10.10+	Form of Innocoll AG Restricted Share Award Agreement. (Incorporated by reference to Exhibit 10.9 of our Amendment No. 1 to our Registration Statement on Form F-1 filed with the Commission on July 15, 2014 (File No. 333-196910)).
10.11+	Innocoll Holdings plc 2016 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-8 filed with the Commission on June 3, 2016 (File No. 333-211801)).
10.12+	Employment Agreement by and between Anthony Zook and Innocoll AG, dated as of December 2014 (Incorporated by reference to Exhibit 4.19 of our Annual Report on Form 20-F filed with the Commission on March 19, 2015 (File No. 001-36565)).
10.13+	Restricted Share Award Agreement by and between Anthony Zook and Innocoll AG, dated December 7, 2014 (Incorporated by reference to Exhibit 4.20 of our Annual Report on Form 20-F filed with the Commission on March 19, 2015 (File No. 001-36565)).
10.14+	Employment Agreement by and between Rich Fante and Innocoll, Inc., dated as of August 20, 2015 (Incorporated by reference to Exhibit 4.14 of our Annual Report on Form 20-F filed with the Commission on March 17, 2016 (File No. 001-37720)).

Exhibit No.	Description
10.15+	Employment Agreement by and between Jose Carmona and Innocoll, Inc., dated as of September 1, 2015. (Incorporated by reference to Exhibit 4.15 of our Annual Report on Form 20-F filed with the Commission on March 17, 2016 (File No. 001-37720)).
10.16+	Employment Agreement by and between Charles F. Katzer and Innocoll Pharmaceuticals Ltd., dated as of December 14, 2015. (Incorporated by reference to Exhibit 4.16 of our Annual Report on Form 20-F filed with the Commission on March 17, 2016 (File No. 001-37720)).
10.17#	Lease Agreement between Karl Sipmeier and Syntacoll GmbH, dated December 17, 2009 (English translation). (Incorporated by reference to Exhibit 10.17 of our Registration Statement on Form F-1, as amended, initially filed with the Commission on June 19, 2014 (File No. 333-196910)).
10.18	Lease Agreement between Athlone Institute of Technology and Innocoll Technologies Ltd., dated November 24, 2008. (Incorporated by reference to Exhibit 10.18 of our Registration Statement on Form F-1, as amended, initially filed with the Commission on June 19, 2014 (File No. 333-196910)).
10.19	Lease Agreement between Thomas Angerer and Syntacoll GmbH, effective as of February 1, 2016. (Incorporated by reference to Exhibit 4.19 of our Annual Report on Form 20-F filed with the Commission on March 17, 2016 (File No. 001-37720)).
10.20	Lease Agreement between Campus Investors H Building, L.P. and Innocoll AG, dated October 31, 2015. (Incorporated by reference to Exhibit 4.20 of our Annual Report on Form 20-F filed with the Commission on March 17, 2016 (File No. 001-37720)).
10.21	Finance Contract between the European Investment Bank and Innocoll Pharmaceuticals Ltd. and Innocoll AG, dated March 27, 2015. (Incorporated by reference to Exhibit 10.23 our Registration Statement on Form F-1, as amended, initially filed with Commission on April 10, 2015 (File No. 333-23362)).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).*

31.2*	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).*

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*          Filed herewith.

+          Indicates a management contract or compensatory plan.

#          Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.