Form 10-K/A
period 2016-12-31
Innocoll Holdings plc
filed 2017-04-19
CIK 1660484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of Ordinary Shares, $0.01 par value per share, of the registrant outstanding as of March 13, 2017 was 30,095,931.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Innocoll Holding plc's Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the "SEC") on March 16, 2017 (the "Original Filing").

This Amendment amends the following portions of the Original Filing: (i) the number of shares outstanding on the cover page; (ii) Item 5 of Part II; (iii) the entirety of Part III; and (iv) Item 15 of Part IV. The number of shares outstanding on the cover page is being amended to include certain issued and outstanding restricted shares, which were not included in the number appearing on the cover page of the Original Filing. Item 5 of Part II of the Original Filing is being amended solely to furnish the information contained herein under the heading "Performance Graph" and to update certain information regarding Irish Restrictions on Import and Export of Capital. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have repeated the entire text of Item 5 of Part II of the Original Filing in this Amendment. However, there have been no changes to the text of such item other than the addition of the information contained herein under the heading "Performance Graph" as stated in the immediately preceding sentence. Items 10, 11, 12, 13 and 14 of Part III of the Original Filing are being amended and restated in their entirety to include the information required by Part III of Form 10-K. Lastly, Item 15 of Part IV of the Original Filing is being amended to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Exchange Act, and new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC subsequent to the Original Filing.

Forward-Looking Statements

This Amendment contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements are based on our current expectations and involve risks and uncertainties, which may cause results to differ materially from those set forth in the statements. The forward-looking statements may include statements regarding actions to be taken by us. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements should be evaluated together with the many uncertainties that affect our business, particularly those mentioned in the sections entitled "Special Note Regarding Forward Looking Statements" and "Risk Factors" of our Original Filing, and in any similar sections of any reports that we may file with the SEC in the future, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

i

INNOCOLL HOLDINGS PUBLIC LIMITED COMPANY

AMENDMENT NO. 1

to

ANNUAL REPORT ON FORM 10-K

ii

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

Irish Restrictions on Import and Export of Capital

The Financial Transfers Act 1992 provides that the Irish Minister for Finance can make provision for the restriction of financial transfers between Ireland and other countries and persons. For the purposes of this Act, “financial transfers” include all transfers which would be movements of capital or payments within the meaning of the treaties governing the European Communities if they had been made between Member States of the European Communities. The acquisition or disposal of shares issued by an Irish incorporated company and associated payments may fall within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition.

At present, the Financial Transfers Act which is subject to amendment on an ongoing, regular basis, prohibits financial transfers to certain countries, organizations and people including the late Slobodan Milosevic and associated persons, Afghanistan, Belarus, Burma (Myanmar), Democratic People’s Republic of Korea, Democratic Republic of Congo, Côte d'Ivoire, Egypt, Eritrea, Iran, Iraq, Lebanon, Liberia, Libya, Republic of Guinea, Somalia, Sudan, Syria, Tunisia, certain persons and entities associated with the Taliban in Afghanistan, certain persons indicted by the International Criminal Tribunal for the former Yugoslavia (ICTY), Zimbabwe, certain persons, entities and bodies in Ukraine, and certain known terrorists and terrorist groups and countries that harbor certain terrorist groups, without the prior permission of the Central Bank of Ireland.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities

Not applicable.

Performance Graph

The graph below compares the cumulative total shareholder return on a $100 cash investment at market close on July 25, 2014 (the date Innocoll Germany's ADSs commenced trading on the NASDAQ Global Market) through December 31, 2016 in: (i) the Company's common equity; (ii) the NASDAQ Global Market Composite Index and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared by the Company on its common equity to date.

With respect to the cumulative total shareholder return on an investment in the Company's common equity, the data set forth in the graph below represents the performance of: (i) Innocoll Germany ADSs for the period from July 25, 2014 (the date Innocoll Germany's ADSs commenced trading on the NASDAQ Global Market) until March 15, 2016 (the day before the consummation of the Merger); and (ii) Innocoll Ireland's ordinary shares for the period from March 16, 2016 through December 31, 2016. Our ordinary shares trade on the same exchange, the NASDAQ Global Market, and under the same trading symbol, "INNL", as did Innocoll Germany ADSs prior to the Merger.

$100 investment in Innocoll or index	July 25, 2014	December 31, 2014	December 31, 2015	December 31, 2016
Innocoll Holdings plc	$100.00	$66.00	$92.22	$7.67
NASDAQ Global Market Composite Index	$100.00	$108.31	$108.30	$104.12
NASDAQ Biotechnology Index	$100.00	$119.38	$133.02	$104.17

*The stockholder return shown on the graph above is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. The foregoing graph and table are furnished solely with this report, and are not filed with this report, and shall not be deemed incorporated by reference into any other filing under the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act, whether made by us before or after the date hereof, regardless of any general incorporation language in any such filing, except to the extent we specifically incorporate this material by reference into any such filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth information about our directors as of April 13, 2017:

Name	Position	Age
Jonathan Symonds, CBE (1)(3)	Director, Chairman of the Board	58
Shumeet Banerji, Ph.D. (1)(2)	Director, Vice Chairman of the Board	57
David R. Brennan (1)(3)	Director	63
A. James Culverwell (2)(3)	Director	60
Rolf D. Schmidt (3)	Director	84
Joseph Wiley, M.D. (1)(2)	Director	46
Anthony P. Zook	Director, President and Chief Executive Officer	56

(1) Member of the compensation committee.

(2) Member of the audit committee.

(3) Member of the nominating and corporate governance committee.

Each director was elected at our annual general meeting of shareholders held on September 5, 2016. The term for each director will expire on the date of the next annual general meeting unless such director is re-elected at such meeting.

The following is a brief summary of the business experience of each current director:

Anthony P. Zook is our President and Chief Executive Officer, is a member of our board and has served as the president and chief executive officer of our predecessor since December 7, 2014. Mr. Zook has extensive pharmaceutical executive management, commercialization and marketing experience. He held several executive positions at AstraZeneca including executive vice president of Global Commercial Operations from 2010 to 2013, president and chief executive officer of the North American division from 2007 to 2010 and president of Medimmune from 2008 to 2010. Prior to joining Innocoll, Mr. Zook was chief executive officer and member of the board of directors of Vivus, Inc. in 2013. He has served or continues to serve on several boards including the boards of AltheRx, Inhibikase, Rib-X Pharmaceuticals, the National Pharmaceutical Council, PhRMA, the Pennsylvania Division of the American Cancer Society and his alma mater, Frostburg State University. Mr. Zook earned a B.S. degree from Frostburg State University and an A.A. degree in chemical engineering from Pennsylvania State University. We believe that Mr. Zook’s management and technical experience qualifies him to serve on our board.

Jonathan Symonds, CBE has been the chairperson of our board since inception, as well as the advisory board and supervisory board of our predecessors, since May 2014. Mr. Symonds has been a director of HSBC Holdings plc since April 2014 and chairman of HSBC Bank plc since April 2014. Since October 2013, Mr. Symonds has served as an independent director and chairman of the audit committee of Genomics England Limited, and since June 2014 he has served as an independent director Proteus Digital Health, Inc. Mr. Symonds was appointed Commander of the British Empire (CBE) for services to business and the pharmaceutical industry in January 2007. Mr. Symonds was previously chief financial officer of Novartis AG from 2009 to 2013. Prior to joining Novartis, he was a partner and managing director of Goldman Sachs from 2007 to 2009, chief financial officer of AstraZeneca plc from 1997 to 2007 and a partner of KPMG from 1992 to 1997. Mr. Symonds has previously served on the board of directors of Diageo plc and Qinetiq plc. Mr. Symonds received a B.A. in Business Finance from the University of Hertfordshire, where he also received an honorary doctorate. We believe that Mr. Symonds’ business experience in the pharmaceutical industry and his service on the boards of directors of other companies qualifies him to serve on our board.

Shumeet Banerji, Ph.D. has been a member of our board since inception, as well as the advisory board and supervisory board of our predecessors, since May 2014. Dr. Banerji is co-founder and partner of Condorcet, LP, a private investment and advisory firm. He was the founding chief executive officer of Booz & Company, a global management consulting firm, from 2008 to 2012 and served as a senior partner from May 2012 to March 2013. Prior to that, he held multiple roles at Booz Allen Hamilton, a consulting company and predecessor to Booz & Company, including president of the worldwide commercial business, managing director, Europe, and managing director, United Kingdom. He was elected every year for 10 years to the firm’s Board of Directors. Dr. Banerji has been a director of the Hewlett-Packard Company since January 2011. Dr. Banerji received his Ph.D. from Northwestern University, Kellogg School of Management. We believe that Dr. Banerji’s global business experience and his service on several boards of directors qualifies him to serve on our board.

David R. Brennan has been a member of our board since inception, as well as the advisory board and supervisory board of our predecessors, since May 2014. Mr. Brennan has nearly 40 years’ experience in the pharmaceutical industry. Mr. Brennan served as the chief executive officer of AstraZeneca Plc from January 2006 to June 2012, president and chief executive officer of AstraZeneca Pharmaceuticals LP from 2001 to 2005, president and chief executive officer of AstraZeneca’s North American subsidiary from 2001 to 2006, executive vice president of North America Division of AstraZeneca Plc from 2001 to 2005 and senior vice president of commercialization and portfolio management of AstraZeneca from 1998 to 2000. Prior to the merger between Astra AB and Zeneca Plc, Mr. Brennan served as senior vice president of business planning and development of Astra Pharmaceuticals LP, the American subsidiary of Astra AB. Mr. Brennan has been a director of the Chief Executive Officer Roundtable on Cancer since 2010 and a director of Insmed Incorporated since May 2014. Mr. Brennan served as an executive director of AstraZeneca Plc from 2005 to 2012, chairman of the board for the Southeastern Pennsylvania Chapter of the American Heart Association from 2004 to 2006, an executive board member of the Pharmaceutical Research and Manufacturers of America from 2001 to 2012 and chairman from 2009 to 2010, a member of the executive board and board member of the European Federation for Pharmaceutical Industries and Associations from 2006 to 2012, president of the International Federation of Pharmaceutical Manufacturers and Associations from 2010 to 2012, a member of the European Roundtable of Industrialists from 2006 to 2012 and a member of the National Institute of Health Roundtable on Evidence Based Medicine from 2006 to 2011. He was a participant and member of the International Business Council of the World Economic Forum. Mr. Brennan has been a director of Alexion Pharmaceuticals, Inc. and Insmed Incorporated since 2014. Mr. Brennan holds a B.A. in Business Administration from Gettysburg College, where he currently serves on the board of trustees. We believe that Mr. Brennan’s business experience in the pharmaceutical industry qualifies him to serve on our board.

A. James Culverwell has been a member of our board since inception, as well as the advisory board and supervisory board of our predecessors, since August 2013. Mr. Culverwell also served on Innocoll Holdings’ board of directors from December 2012 to August 2013. Mr. Culverwell has over 30 years’ experience in the pharmaceutical industry in pharmaceutical company analysis, investment banking and healthcare private equity. Mr. Culverwell joined Hoare Govett in 1982, where he became director of European healthcare research. He joined Merrill Lynch & Co. in 1995, where he became head of European pharmaceutical research and global coordinator for healthcare research and established a top-rated franchise. In 2004, Mr. Culverwell set up Sudbrook Associates, a healthcare corporate advisor specializing in fund raising, corporate advice and due diligence in the private healthcare sector. Mr. Culverwell also sits on the boards of four other private companies in the specialty pharmaceutical, drug development and diagnostic field. Mr. Culverwell received a MSc from the University of Aberdeen. We believe that Mr. Culverwell’s business experience in the pharmaceutical industry and his service on the boards of directors of other companies qualifies him to serve on our board.

Rolf D. Schmidt has been a member of our board since inception, as well as the advisory board and supervisory board of our predecessors, since August 2013. Mr. Schmidt also served on Innocoll Holdings’ board of directors from 1997 to August 2013. Mr. Schmidt was a co-founder of the medical bio-adhesives product company, Closure Medical Corporation. Mr. Schmidt led the company as chairperson from its early development through its initial public offering in 1996 and until its acquisition by Johnson & Johnson in 2005. He was co-founder of Sharpoint, Inc., a leading developer and manufacturer of ophthalmic surgical needles and sutures prior to its acquisition by Alcon Labs, Inc. in 1986. Mr. Schmidt actively consults with and invests in early-stage healthcare technology companies. We believe that Mr. Schmidt’s business and management experience, primarily in the healthcare industry, and his service on the boards of directors of other companies qualifies him to serve on our board.

Joseph Wiley, M.D. has been a member of our board since inception, as well as the supervisory board of our predecessor, since December 2014. He has been an AMRIT Life Science Investor since April 2015. From April 2012 to April 2015, Dr. Wiley was a principal at Sofinnova Ventures, an affiliate of one of our shareholders. Dr. Wiley has over 20 years of experience in the pharmaceutical, medical and venture capital industries. He was previously a medical director at Astellas Pharma. Prior to joining Astellas, he held investment roles at Spirit Capital, Inventages Venture Capital and Aberdeen Asset Managers (UK). Dr. Wiley trained in general medicine at Trinity College Dublin, specializing in neurology. He is also a Member of the Royal College of Physicians in Ireland. We believe that Dr. Wiley’s business experience in the pharmaceutical industry qualifies him to serve on our board.

Dr. Wiley was nominated to Innocoll Germany’s supervisory board, a predecessor to our board, pursuant to a Supervisory Board Member Nomination Agreement into which Innocoll Germany and certain of our shareholders entered with Sofinnova Venture Partners VIII, L.P., or Sofinnova, and pursuant to which Sofinnova had the right to nominate, in consultation with Innocoll Germany’s Nominating and Corporate Governance Committee, one member for appointment to Innocoll Germany’s supervisory board, subject to the approval of Innocoll Germany’s supervisory board and our shareholders. Innocoll Germany’s shareholders voted in favor of Mr. Wiley’s appointment during our extraordinary shareholder meeting on December 4, 2014.

Director Nomination Procedures

The nominating and corporate governance committee is responsible for assisting our board in discharging the board’s responsibilities regarding the identification of qualified candidates to become board members, the selection of nominees for election as members of the board at our annual meetings of shareholders (or special meetings of shareholders at which board members are to be elected), and the selection of candidates to fill any vacancies on our board and any committees thereof. The nominating and corporate governance committee will consider nominees for director recommended by shareholders. There are no differences in the manner in which the nominating and corporate governance committee evaluates nominees for director based on whether the nominee is recommended by a shareholder or by a member of the committee. Shareholders who would like the nominating and corporate governance committee to consider their recommendations for nominees for director should submit their recommendations, in a timely manner, in accordance with the procedures set forth below and in our Constitution, in writing to: Secretary, Innocoll Holdings plc, Unit 9, Block D, Monksland Business Park, Monksland, Athlone, Ireland.

In addition to certain additional requirements set forth in our Constitution, for nominations to be properly submitted, a shareholder’s notice must include, as to each person whom the member proposes to nominate for election as a director: (i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class, series and number of shares which are beneficially owned by such person, (iv) particulars which would, if he were so appointed, be required to be included in the Company’s register of Directors and Secretaries and (v) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including such person's written consent to being named in the proxy statement as nominee and to serving as director if elected).

Board Committees and Independence

Our board has determined that all of our board members are independent directors in accordance with the listing requirements of the NASDAQ Global Market, except for Anthony P. Zook, our President and Chief Executive Officer. The NASDAQ independence definition includes a series of objective tests, including that the board member is not, and has not been for at least three years, one of our employees and that neither the board member nor any of his family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a board member. In making these determinations, our board reviewed and discussed information provided by the members of the board and us with regard to each board member’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of the members of our board or our executive officers. In addition, all members of the audit committee meet the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our audit committee are Dr. Banerji, Mr. Culverwell and Dr. Wiley. Mr. Culverwell serves as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NASDAQ Global Market.

Our board has determined that Mr. Culverwell is an "audit committee financial expert," as defined by applicable SEC rules, and has the requisite financial sophistication as defined under the applicable NASDAQ rules and regulations. Our board has determined that Dr. Banerji, Mr. Culverwell and Dr. Wiley are independent under the applicable rules of the SEC and the NASDAQ Global Market. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and the NASDAQ Global Market.

Executive Officers

The following table sets forth information about our executive officers as of April 13, 2017:

Name	Position	Age
Anthony P. Zook	President and Chief Executive Officer	56
Jose Carmona	Chief Financial Officer	45
Charles F. Katzer	Executive Vice President, Global Technical Operations	67
Rich Fante	Chief Commercial Officer and Head of Business Development	52
Lesley Russell	Chief Medical Officer	56

Our executive officers are designated by, and serve at the discretion of, our board.

The following is a brief summary of the business experience of our executive officers other than Mr. Zook, whose business experience appears above under "—Board of Directors":

Jose (Pepe) Carmona is our Chief Financial Officer and has served as the chief financial officer of our predecessor since September 2015. Mr. Carmona has extensive experience in the pharmaceutical sector with executive positions in the Americas, Europe, Middle East and Africa. Most recently he served as Chief Financial Officer of Alcon Europe, Middle East & Africa, a Division of Novartis, and prior to that he held numerous financial management positions with increasing responsibility in Novartis. Before joining Novartis, Mr. Carmona held senior management positions for several divisions of Procter & Gamble in Latin America. Mr. Carmona received his B.S. in Industrial and Civil Engineering from Universidad Tecnica Federico Santa Maria in Valparaiso, Chile, and his M.B.A. from Columbia Business School in New York City.

Charles F. Katzer has been our Executive Vice President, Global Technical Operations since December 2015. Prior to that, Mr. Katzer served on an interim basis as Vice President, Manufacturing Operations at Lannett Company, a developer, manufacturer and distributor of generic prescription pharmaceutical products, between June and December 2015. From 2010 to 2014, Mr. Katzer was Senior Vice President, Technical Operations at Auxilium Pharmaceuticals, Inc., a public biopharmaceutical company focused on developing and commercializing innovative products for specialist audiences. From 2006 to 2010, Mr. Katzer was Senior Vice President, Technical Operations and Chief Technical Officer at Discovery Laboratories Inc. (NASDAQ:DSCO), a specialty biotechnology company focused on developing aerosolized therapies for respiratory diseases. From 2000 to 2006, Mr. Katzer was Vice President Pharmaceutical Operations at Medimmune Vaccines. Prior to joining Medimmune, Mr. Katzer was Vice President, Pharmaceutical Operations at US Bioscience from 1992 to 2000. Mr. Katzer held management and leadership positions of increasing responsibility at three divisions, over 13 years at Rhone-Poulenc Rorer. Earlier in his career, Mr. Katzer held supervisory/management positions in Pharmaceutical R&D at Baxter Travenol and Biological Specialties. Mr. Katzer earned his B.S. degree in Zoology from the University of Wisconsin.

Rich Fante has been our Chief Commercial Officer and Head of Business Development since August 2015. Prior to joining Innocoll, Rich was President and founder of RF Consulting LLC since April 2013. Before founding

RF Consulting, Mr. Fante spent over nineteen years at AstraZeneca pharmaceuticals in the United States. He served in a number of roles at AstraZeneca, including most recently as President US, CEO North America and Regional Vice President of the Americas. Prior to his role as President AstraZeneca US, in November 2008, Mr. Fante served as the head of Brand Strategy and Portfolio Operations at AstraZeneca. Before joining AstraZeneca in January 1995, Mr. Fante worked at Lederle Laboratories where he started his career as a sales representative. Mr. Fante served as Board Chairman of the National Pharmaceutical Council (2012) and was a member of the Institute of Medicine of the National Academies of Science Roundtable on Value and Science. Mr. Fante holds a BA in Biology from Princeton University and an MBA from the University of North Carolina, Chapel Hill. Mr. Fante is currently a non-executive Director of the privately held biotech company Inhibikase Therapeutics Inc.

Lesley Russell, MB.CH.B, MRCP has been our Chief Medical Officer since April 2016.  Prior to joining Innocoll, from August 2013 to March 2016, Dr. Russell was Chief Operating Officer at TetraLogic Pharmaceuticals, a public biopharmaceuticals company. Prior to that, from October 2011 to June 2012,  Dr. Russell was Senior Vice President and Global Head of Research and Development for Global Branded Products at Teva Pharmaceuticals, Inc. Dr. Russell was appointed to such role upon Teva's acquisition of Cephalon Inc., a public pharmaceutical company, where she served as Executive Vice President and Chief Medical Officer from September 2006 to October 2011. She joined Cephalon in 2000 as Vice President, Worldwide Clinical Research. Prior to Cephalon, Dr. Russell served as Vice President, Clinical Research at US Bioscience Inc., and held positions of increasing responsibility within US Bioscience Inc. from 1996 to 1999. From 1995 to 1996, she was a clinical research physician at Eli Lilly U.K. and a Medical Director at Amgen U.K. from 1992 to 1995. Dr. Russell was trained in Hematology/Oncology at Royal Infirmary of Edinburgh and at Royal Hospital for Sick Children, Edinburgh. She received an MB.Ch.B. from the University of Edinburgh, Scotland and is a member of the Royal College of Physicians, United Kingdom. Dr. Russell is registered with the General Medical Council, United Kingdom. She currently serves on the Board of Directors of AMAG Pharmaceuticals, Endocyte, Inc., and Enanta Pharmaceuticals, all public biopharmaceutical companies.

Legal Proceedings and Family Relationships

The Board of Directors is not aware of any involvement in legal proceedings that would be material to an evaluation of the ability or integrity of any director or executive officer; nor is the Board of Directors aware of any family relationship between any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Prior to January 1, 2017, we were a foreign private issuer under the rules of the SEC and, therefore, until that date, our directors, executive officers, and persons who own more than ten percent of a registered class of our equity securities were not subject to the reporting obligations of Section 16(a) under the Exchange Act.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Investor Relations—Corporate Governance section of our website at www.innocoll.com. In addition, we intend to post on our website all disclosures that are required by law (including Item 5.05 of Form 8-K) or the listing standards of the NASDAQ Global Market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this annual report.

No waivers have been granted to the code of conduct since its adoption.

Item 11. Executive Compensation

Director Compensation

Director Compensation Table―Year Ended December 31, 2016

The following table sets forth information for the year ended December 31, 2016 regarding the compensation earned by the members of our board of directors who are not also employed by us or any of our subsidiaries (our "non-employee directors"). The compensation paid to Anthony P. Zook, who is also our president and chief executive officer, is set forth below under "Summary Compensation Table―Year Ended December 31, 2016." Mr. Zook was not entitled to receive additional compensation for his service as a director.

Name	Stock Awards ($)(1)	Option Awards ($)(2)(3)	Total ($)
Jonathan Symonds, CBE	―	214,288	214,288
Shumeet Banerji, Ph.D.	―	149,355	149,355
David R. Brennan	―	149,355	149,355
A. James Culverwell	―	149,355	149,355
Rolf D. Schmidt	―	149,355	149,355
Joseph Wiley, M.D.	―	149,355	149,355

(1)	No stock awards were issued to the directors in the year ended December 31, 2016. As of December 31, 2016, our non-employee directors held the following number of ordinary shares subject to outstanding unvested stock awards: Mr. Symonds, 60,720; Dr. Banerji, 60,720; Mr. Brennan, 37,113 and Mr. Culverwell 22,375.

(2)	For service on our board during the year ended December 31, 2016, Mr. Symonds received an option to purchase 18,289 ordinary shares and each of the remaining directors received an option to purchase 8,230 ordinary shares. Innocoll has reflected the fair value of these awards above based on the valuation used for accounting purposes. Innocoll engaged a third party to produce a valuation for the purpose of determining the number of options granted to directors, which grants were based upon a cash value. These valuations differed by an immaterial amount. In addition to the compensation described in the preceding sentences, the amounts reported in the table above also include an additional grant to each non-employee director of an option to purchase 14,907 ordinary shares in connection with his service on our board.

(3)	The amounts reported in this column represent the aggregate grant date fair value for option awards issued during 2016 computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate these amounts, please see the discussion contained in Note 20 to our financial statements included in the Original Filing. As of December 31, 2016, our non-employee directors held outstanding options to purchase ordinary shares as follows: Mr. Symonds, 33,196; Dr. Banerji, 34,796; Mr. Brennan, 34,796; Mr. Culverwell, 34,796; Mr. Schmidt, 34,796; and Dr. Wiley, 32,053. The aggregate intrinsic value of these options measured based on the fair market value of our ordinary shares as of December 31, 2016, less the applicable exercise price, was nil.

As of December 31, 2016, A. James Culverwell and Rolf D. Schmidt held options to acquire 85,608 and 57,240 ordinary shares of Innocoll Holdings plc, respectively, issued pursuant to investments made in the company prior to the transformation of Innocoll GmbH into Innocoll AG (see "Security Ownership of Certain Beneficial Owners and Management").

Narrative Discussion of Director Compensation

The compensation program for our non-employee directors provides for both cash and equity-based compensation for service as a member of our board. The program is intended to be competitive and fair so that we can attract the best talent to our board and recognize the time and effort required of a director given the size and complexity of our operations. We believe that providing equity-based compensation helps to align our directors’ interests with those of our other shareholders and motivate our directors to focus on our long-term growth and success.

Each non-employee director, other than the Chairman of the Board, is entitled to receive compensation in the form of cash or equity awards valued at $38,738 for his service on the board during a fiscal year, and additional cash or equity awards valued at $11,068 if he serves on a committee during the fiscal year. The Chairman of the

Board is entitled to receive compensation in the form of cash or equity awards valued at $110,680 for his activities during a fiscal year, and does not receive any additional compensation for service on a committee. All fees are due and payable in quarterly installments at the end of each quarter. For members beginning or terminating their respective terms during a fiscal year, fees are paid on a pro rata temporis basis.

In 2016, all non-employee director fees were paid as equity awards in the form of options to purchase ordinary shares. To date, we have paid all director compensation as equity awards in the form of options to purchase ordinary shares.

In 2016, in addition to the compensation described above, in connection with his service on our board, each non-employee director also received an additional grant of an option to purchase 14,907 ordinary shares.

Executive Compensation

Summary Compensation Table―Year Ended December 31, 2016

The following table shows the compensation awarded to or earned in our last two fiscal years by our principal executive officer and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2016. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	Other Compensation ($)(2)	Total ($)
Anthony P. Zook	2016	500,000	―	408,800	855,320	―	―	1,764,120
Chief Executive Officer	2015	500,000	―	―	―	261,250	―	761,250
Jose (Pepe) Carmona	2016	404,500	―	680,360	966,511	―	4,060	2,055,431
Chief Financial Officer	2015	133,351	―	―	2,629,229	53,333	―	2,815,913
Rich Fante	2016	404,500	―	543,120	940,852	―	10,600	1,903,512
Chief Commercial Officer and Head of Business Development	2015	145,641	―	―	2,532,327	60,000	4,000	2,741,968

(1)	Dollar amounts shown reflect the grant date fair value of stock/option awards computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate these amounts, please see the discussion of stock/option awards contained in Note 20 to our financial statements included in the Original Filing.

(2)	Amounts reported reflect Company matching contributions to 401(k) retirement plan.

Outstanding Equity Awards at Fiscal Year End―Year Ended December 31, 2016

The following table provides information regarding outstanding equity awards held by each of our named executive officers as of December 31, 2016:

		OPTION AWARDS (1)				STOCK AWARDS
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Anthony P. Zook,	12/07/2014	—	—	—	—	166,777	(2)	115,076	—		—
Chief Executive	3/30/2016	—	132,500	8.80	3/30/2026	—		—	—		—
Officer	11/17/2016	—	—	—	—	140,000	(3)	96,600	—		—
Jose (Pepe)	09/01/2015	115,827	162,158	13.00	9/01/2025	—		—	—		—
Carmona,	03/30/2016	—	149,725	8.80	3/30/2026	—		—	—		—
Chief Financial	11/17/2016	—	—	—	—	140,000	(3)	96,600	—		—
Officer	11/17/2016	—	—	—	—	—		—	93,000	(4)	64, 170
Rich Fante,	08/20/2015	110,417	154,583	13.16	8/20/2025	—		—	—		—
Chief Commercial	03/30/2016	—	145,750	8.80	3/30/2026	—		—	—		—
Officer and Head of	11/17/2016	—	—	—	—	140,000	(3)	96,600	—		—
Business Development	11/17/2016	—	—	—	—	—		—	46,000	(4)	31,740

(1)	All option awards vest over three years as follows: 33.33% on the one-year anniversary of the date of grant, and 8.33% at the end of each three-month period thereafter.

(2)	Vest over three years as follows: 33.33% on the one-year anniversary of the date of grant, and 8.33% at the end of each three-month period thereafter.

(3)	Vest as follows: 50% on the one-year anniversary of the date of grant, and 50% on March 31, 2018.

(4)	Vest as follows: 100% on the later of (i) March 31, 2018 and (ii) the date of approval by the U.S. Food and Drug Administration of the Company’s New Drug Application for XARACOLL.

Narrative Discussion of Executive Compensation

Compensation Elements

We have three elements of total direct compensation: base salary, annual incentives, and long-term incentives. We also provide our executive officers with standard retirement and benefit plans.

Base Salary

Base salaries serve to provide fixed cash compensation to our executive officers for performing daily responsibilities, and also provide stability and security. We establish base salaries for our executive officers when they join us or upon promotion. In addition, base salaries for executive officers are reviewed and determined by the compensation committee on an annual basis. Such annual adjustments are based on factors which may include each executive officer’s position and specific responsibilities, individual performance, level of experience, achievement of corporate and strategic goals, and a review of competitive salary, total compensation market data, and cost of living considerations.

Annual Incentives

Annual incentives are awarded under the Company's 2016 Omnibus Incentive Compensation Plan (the "2016 Plan"). Please refer to the section entitled "Equity-based Plans―2016 Omnibus Incentive Compensation Plan" below for a description of the 2016 Plan. Annual incentives focus on the achievement of annual operational objectives. Individual participants are eligible to receive incentive compensation based on a percentage of their base salary. The amount payable is determined based upon the percentage achievement of the objectives established for the annual plan period. Payouts for the attainment of goals are 100% of target, with maximum award payouts of 150%. In order to be entitled to any annual incentive payment, the executive must be an employee of the Company on the date of payment, except to the extent otherwise provided by the Company.

For 2016, the Company did not meet its annual objectives and, as a result, the Compensation Committee decided that no annual incentives would be paid.

Long-term Incentives

Long-term incentives are awarded under 2016 Plan. Please refer to the section entitled "Equity-based Plans―2016 Omnibus Incentive Compensation Plan" below for a description of the 2016 Plan. With respect to long-term incentive awards, the Company granted options to purchase 755,914 ordinary shares in March 2016, each having a fair value at grant date of $8.80 per ordinary share and each vesting and becoming exercisable based on the passage of time according to the following vesting schedule: 33.33% of the award on the one-year anniversary of the date of grant, and 8.33% at the end of each three-month period thereafter. As of December 31, 2016, none of the 755,914 options had vested.

In addition, the Company granted options to purchase 506,750 ordinary shares throughout 2016 to newly hired employees with an average fair value at grant date of $7.21 per share that vest and become exercisable based on the passage of time according to the following vesting schedule: 33.33% of the award on the one-year anniversary of the date of grant, and 8.33% at the end of each three-month period thereafter. As of December 31, 2016, none of the 506,750 options had vested.

In November 2016, the Compensation Committee approved accelerating certain long-term incentive grants and issuing the same as RSUs in lieu of options to purchase ordinary shares. In connection with the acceleration of these grants, the Company granted RSUs for 1,080,000 ordinary shares with a fair value at grant date of $2.92 per ordinary share that vest and become exercisable based on the passage of time according to the following vesting schedule: 50% of the award on the one-year anniversary of the date of grant, November 17, 2017, and 50% on March 31, 2018.

The Compensation Committee also approved a special retention grant for certain members of management. There were RSUs for 259,000 ordinary shares granted as part of this retention program with a fair value at grant date of $2.92 per ordinary share that vest and become exercisable based on the passage of time according to the following vesting schedule: 100% on the later of (i) March 31, 2018 and (ii) the date of approval by the U.S. Food and Drug Administration of the Company’s New Drug Application for XARACOLL.

Pursuant to the grants described above, our chief executive officer Anthony Zook received an award of options to purchase 132,500 ordinary shares in March 2016 and RSUs for 140,000 ordinary shares in November 2016; our chief financial officer Jose Carmona received an award of options to purchase 149,725 ordinary shares in March 2016 and 233,000 in November 2016; our chief commercial officer Rich Fante received an award of options to purchase 145,750 ordinary shares in March 2016 and RSUs for 186,000 ordinary shares in November 2016.

Agreements with Executive Officers

Employment Agreement and Equity Award Agreement with Anthony P. Zook

We entered into an employment agreement with Anthony P. Zook under which he is entitled to receive an initial annual base salary of $500,000 and which provides that Mr. Zook will serve as our chief executive officer (CEO) and served as the chairperson of our historic management board. Mr. Zook is further eligible to receive an annual target performance bonus of 55% of his base salary, based on certain annual corporate goals and individual performance goals established annually by our board. The board has discretion to pay the annual target performance bonus to Mr. Zook even if the corporate and individual goals are not fully achieved and it also has the discretion to increase Mr. Zook’s total annual target bonus to up to 150% of the annual target performance bonus if the corporate and individual goals are exceeded.

Our historic supervisory board and shareholders also approved a grant to Mr. Zook, of 37,761 restricted ordinary shares of Innocoll Germany, which represented 2.25% of our outstanding ordinary shares at the time of grant, and entered into a related restricted share award agreement with Mr. Zook. Pursuant to the award agreement, Mr. Zook is required to subscribe to the restricted ordinary shares at their nominal value per share of EUR 1.00 each. The restricted ordinary shares of Innocoll Germany are subject to our repurchase right if Mr. Zook’s employment with us terminates for any reason other than in connection with a change of control, which repurchase right lapses for 33.3% of the restricted ordinary shares upon the first anniversary of the grant date and thereafter, for an additional 8.3325% of the restricted ordinary shares on a quarterly basis. If Mr. Zook’s employment with us terminates within 180 days before or after the occurrence of a change of control, our repurchase right lapses for all the restricted ordinary shares. The award agreement further provides that Mr. Zook may not assign, pledge or otherwise transfer the restricted ordinary shares until the earlier of the fourth anniversary of the date of the award agreement and a change of control.

The employment agreement further provides that, for each calendar year of Mr. Zook’s continuing employment, starting in 2016, our board is required to consider an annual grant of options to purchase ordinary shares to Mr. Zook based upon a variety of factors deemed important to the board including our performance and the competitiveness of Mr. Zook’s compensation within the relevant market, with a target for consideration of 0.5% of the number of ordinary shares issued and outstanding on the date of the grant. The annual equity grant is in the sole discretion of the board’s compensation committee and the board as a whole. The compensation committee and the board further have the discretion to issue additional equity compensation, including but not limited to options, as the board may determine from time to time and will consider changes in our capital when making such decisions. In addition, Mr. Zook may, but is not required to, purchase $500,000 in ordinary shares from us based on their then-current market price. After five years of employment, Mr. Zook will own our ordinary shares, on a continuing basis, having a market value equal to no less than three times his then-current base salary.

The employment agreement also provides that if we terminate Mr. Zook’s employment for reasons other than cause, or as a result of his death or disability or the employment is terminated by Mr. Zook for good reason, Mr. Zook is entitled to continue to receive his base salary and reimbursement for all medical, dental and life insurance benefits for a period of one year after the termination. If Mr. Zook dies during his employment, his estate is entitled to all his compensation and benefits through the date of his death and to the proceeds from any applicable policy of life insurance obtained by us for the benefit of these beneficiaries. In the event Mr. Zook is unable to perform his duties and responsibilities to us to the full extent required by the board by reason of illness, injury or incapacity for 90 consecutive days, or for more than 120 days in the aggregate during any period of 12 consecutive calendar months, he is entitled to all compensation and benefits earned through the date of disability and to the proceeds from any applicable disability insurance policy obtained by us for his benefit. If Mr. Zook’s employment is terminated within 180 days before or after a change in control, (a) by us for any reason other than cause, (b) as a result of his death or disability, or (c) by Mr. Zook for good reason, then any and all of the restricted ordinary shares owned by Mr. Zook that remain subject to forfeiture shall automatically become no longer subject to forfeiture upon the latter to occur of: (i) the occurrence of the change in control, or (ii) the termination of his employment as provided above; provided, however, that Mr. Zook provides the board with written notice of the occurrence of an event constituting good reason within 30 days of the occurrence of such event and we fail to cure or rectify such event within 30 days after receiving such written notice, at Mr. Zook’s option, exercisable within 30 days after the expiration of such cure period, Mr. Zook may resign from the employment relationship established with us, or, if involuntarily terminated without cause, give notice of intention to collect compensation and benefits under the employment agreement by delivering a notice in writing to the board, and in such event, he is entitled to continue to receive his base salary and reimbursement for all medical, dental and life insurance benefits for a period of one year after the termination, as well as, the acceleration of vesting of his equity compensation, subject to limitations imposed under German law.

Pursuant to the employment agreement, Mr. Zook also agreed to a no-solicitation covenant and a covenant not to compete with us worldwide during his employment with us and for a period of 365 days thereafter, which period shall be automatically extended for any period of time during which the he has breached, or threatened to breach the relevant provisions.

Employment Agreement with Jose Carmona

Our subsidiary, Innocoll Inc., entered into an employment agreement with Mr. Carmona, effective as of September 1, 2015, under which he is entitled to receive an initial annual base salary of $400,000, and which provides that Mr. Carmona will serve as chief financial officer and report to the Company’s chief executive officer. Mr. Carmona is further eligible to receive an annual target performance bonus of 40% of his base salary, based on certain annual corporate goals and individual performance goals established annually by the Company’s board. The board has discretion to pay the annual target performance bonus to Mr. Carmona even if the corporate and individual goals are not fully achieved, and it also has the discretion to increase Mr. Carmona’s total annual target bonus to up to 150% of the annual target performance bonus if the corporate and individual goals are exceeded.

Pursuant to the agreement, Mr. Carmona was granted options to purchase 20,980 ordinary shares of Innocoll Germany under the Company’s 2014 Stock Option Plan, and have an exercise price equal to the fair market value of the ordinary shares, which, at the Company’s discretion will be either: (i) the average closing price of the Company’s ordinary shares on the NASDAQ Global Market for the last 10 trading days immediately preceding the grant date, or (ii) the price of the Company’s ordinary shares on the NASDAQ Global Market on the grant date. The options will vest over three (3) years, with one-third of the options vesting after the first year following the effective date of the employment agreement, and thereafter in equal quarterly installments. All such options will be subject to all other terms and conditions of the Company’s 2014 Stock Option Plan, including, but not limited to, a 4-year mandatory waiting period before any option can be exercised, and certain additional performance thresholds.

The employment agreement further provides that, for each calendar year of Mr. Carmona’s continuing employment, starting in 2016, the board is required to consider an annual grant of options to purchase ordinary shares to Mr. Carmona based upon a variety of factors deemed important to the board, including the Company’s performance and the competitiveness of Mr. Carmona’s compensation within the relevant market, with a target for consideration of 0.2% of the number of ordinary shares issued and outstanding on the date of the grant. The annual equity grant is in the sole discretion of the board’s compensation committee and the board as a whole. The compensation committee and the board further have the discretion to issue additional equity compensation, including but not limited to options, as the board may determine from time to time, and will consider changes in the capital of the Company when making such decisions.

The employment agreement also provides that if Mr. Carmona’s employment with the Company is terminated by the Company for reasons other than cause, or as a result of his death or disability or by Mr. Carmona for good reason, and provided that Mr. Carmona executes a separation agreement, Mr. Carmona is entitled to continue to receive his base salary for a period of one year after his termination, and reimbursement for all medical, dental and life insurance benefits for up to the earlier of: (i) one year after his termination, or (ii) the date Mr. Carmona becomes eligible for similar benefits from a third party. If Mr. Carmona dies during his employment with the Company, his estate is entitled to all his compensation and benefits from the Company through the date of his death, and to the proceeds from any applicable policy of life insurance obtained by the Company for the benefit of these beneficiaries. In the event Mr. Carmona is unable to perform his duties and responsibilities to the Company to the full extent required by the board by reason of illness, injury or incapacity for 90 consecutive days, or for more than 120 days in the aggregate, during any period of 12 consecutive calendar months, he will be entitled to all compensation and benefits earned through the date of disability, and to the proceeds from any applicable disability insurance policy obtained by the Company for his benefit. If Mr. Carmona’s employment is terminated within 180 days before or after a change in control, (a) by the Company for any reason other than cause or (b) by Mr. Carmona for good reason, then any and all of the shares and/or options of the Company owned by Mr. Carmona that remain subject to forfeiture shall automatically become no longer subject to forfeiture upon the latter to occur of: (i) the occurrence of the change in control, or (ii) the termination of his employment as provided above; provided, however, that Mr. Carmona provides the board with written notice of the occurrence of an event constituting good reason within 30 days of the occurrence of such event and the Company fails to cure or rectify such event within 30 days after receiving such written notice, and in such event, he will be entitled to continue to receive his base salary for a period of one year after the termination, and reimbursement for all medical, dental and life insurance benefits for up to the earlier of: (i) one year after the termination, or (ii) the date Mr. Carmona becomes eligible for similar benefits from a third party, as well as the acceleration of vesting of his equity compensation.

Pursuant to the employment agreement, Mr. Carmona also agreed to a no-solicitation covenant and a covenant not to compete with the Company worldwide during his employment with the Company and for a period of 365 days thereafter, which period shall be automatically extended for any period of time during which the he has breached, or threatened to breach the relevant provisions.

Employment Agreement with Rich Fante

Our subsidiary, Innocoll Inc., entered into an employment agreement with Mr. Fante, effective as of August 20, 2015, under which he is entitled to receive an initial annual base salary of $400,000, and which provides that Mr. Fante will serve as Chief Commercial Officer and report to the Company’s chief executive officer. Mr. Fante is further eligible to receive an annual target performance bonus of 40% of his base salary, based on certain annual corporate goals and individual performance goals established annually by the Company’s board. The board has discretion to pay the annual target performance bonus to Mr. Fante even if the corporate and individual goals are not fully achieved, and it also has the discretion to increase Mr. Fante’s total annual target bonus to up to 150% of the annual target performance bonus if the corporate and individual goals are exceeded.

Pursuant to his employment agreement, Mr. Fante received a grant of options to purchase 20,000 ordinary shares of Innocoll Germany under the Company’s 2014 Stock Option Plan. These options have an exercise price equal to the fair market value of the ordinary shares, which, at the Company’s discretion (as indicated in the grant letter), will be either: (i) the average closing price of the Company’s ordinary shares on the NASDAQ Global Market for the last 10 trading days immediately preceding the grant date, or (ii) the Company’s ordinary shares on the NASDAQ Global Market on the grant date. The options vest over three (3) years, with one-third of the options vesting after the first year following the effective date of the employment agreement, and thereafter in equal quarterly installments. All such options are subject to the terms and conditions of the Company’s 2014 Stock Option Plan, including, but not limited to, a 4-year mandatory waiting period before any option can be exercised, and certain additional performance thresholds.

The employment agreement further provides that, for each calendar year of Mr. Fante’s continuing employment, starting in 2016, the board is required to consider an annual grant of options to purchase ordinary shares to Mr. Fante based upon a variety of factors deemed important to the board, including the Company’s performance and the competitiveness of Mr. Fante’s compensation within the relevant market. The annual equity grant is in the sole discretion of the board’s compensation committee and the board as a whole. The compensation committee and the board further have the discretion to issue additional equity compensation, including but not limited to options, as the board may determine from time to time, and will consider changes in the capital of the Company when making such decisions.

The employment agreement also provides that if Mr. Fante’s employment with the Company is terminated by the Company for reasons other than cause, or as a result of his death or disability or by Mr. Fante for good reason, and provided that Mr. Fante executes a separation agreement, Mr. Fante is entitled to continue to receive his base salary for a period of one year after his termination, and reimbursement for all medical, dental and life insurance benefits for up to the earlier of: (i) one year after his termination, or (ii) the date Mr. Fante becomes eligible for similar benefits from a third party. If Mr. Fante dies during his employment with the Company, his estate is entitled to all his compensation and benefits from the Company through the date of his death, and to the proceeds from any applicable policy of life insurance obtained by the Company for the benefit of these beneficiaries. In the event Mr. Fante is unable to perform his duties and responsibilities to the Company to the full extent required by the board by reason of illness, injury or incapacity for 90 consecutive days, or for more than 120 days in the aggregate, during any period of 12 consecutive calendar months, he will be entitled to all compensation and benefits earned through the date of disability, and to the proceeds from any applicable disability insurance policy obtained by the Company for his benefit. If Mr. Fante’s employment is terminated within 180 days before or after a change in control, (a) by the Company for any reason other than cause or (b) by Mr. Fante for good reason, then any and all of the shares and/or options of the Company owned by Mr. Fante that remain subject to forfeiture shall automatically become no longer subject to forfeiture upon the latter to occur of: (i) the occurrence of the change in control, or (ii) the termination of his employment as provided above; provided, however, that Mr. Fante provides the board with written notice of the occurrence of an event constituting good reason within 30 days of the occurrence of such event and the Company fails to cure or rectify such event within 30 days after receiving such written notice, and in such event, he will be entitled to continue to receive his base salary for a period of one year after the termination, and reimbursement for all medical, dental and life insurance benefits for up to the earlier of: (i) one year after the termination, or (ii) the date Mr. Fante becomes eligible for similar benefits from a third party, as well as the acceleration of vesting of his equity compensation.

Pursuant to the employment agreement, Mr. Fante also agreed to a no-solicitation covenant and a covenant not to compete with the Company worldwide during his employment with the Company and for a period of 365 days thereafter, which period shall be automatically extended for any period of time during which the he has breached, or threatened to breach the relevant provisions.

Potential Payments Upon Termination of Employment in Connection With Change in Control

Innocoll does not provide executive officers with any single-trigger payments (triggered solely by a change in control), golden parachute excise tax gross-ups or excise tax reimbursements upon a change in control.

Each executive officer has a provision in their employment agreement that provides specified benefits to be paid if the executives are terminated under specified conditions or in connection with a change in control of the Company.

In addition, in 2016, the Board adopted a Change in Control Plan that provides executive offers the greater of what an individual would receive per their individual employment agreement or the benefits under the Change in Control Plan. In summary, the plan provides:

•	continuing payments of salary as severance pay with the duration based on the length of service with the Company;

•	a target incentive compensation award for the fiscal year of the change in control, pro-rated for the period between the beginning of the calendar year and the change in control date;

•	health insurance premiums under our group health insurance plans through the severance period; and

•	accelerated vesting as to that number of unvested shares subject to any outstanding equity awards held at the time of termination that would have otherwise vested if the executive had remained employed.

Receipt of the benefits described above upon the termination of employment is contingent upon his or her signing of a release of claims against the Company.

Equity-based Plans

2016 Omnibus Incentive Compensation Plan

General

The 2016 Omnibus Incentive Compensation Plan, or the 2016 Plan, covers the grant of awards to Innocoll’s employees (including officers), non-employee consultants and non-employee directors and those of Innocoll affiliates. Under the terms of the 2016 Plan, an aggregate of 2,850,000 ordinary shares will be authorized for delivery in settlement of awards (including incentive stock options).

The compensation committee of the board of directors administers the 2016 Plan. The committee may delegate any or all of its administrative authority to our Chief Executive Officer or to a management committee except with respect to awards to executive officers who are subject to Section 16 of the Exchange Act. In addition, the full board of directors must serve as the committee with respect to any awards to our non-employee directors.

The ordinary shares delivered to settle awards made under the 2016 Plan may be authorized and unissued shares or treasury shares. If any shares subject to any award granted under the 2016 Plan (other than a substitute award) is forfeited or otherwise terminated without delivery of such shares, the shares subject to such awards will again be available for issuance under the 2016 Plan. However, any shares that are withheld or applied as payment for shares issued upon exercise of an award or for the withholding or payment of taxes due upon exercise of the award will continue to be treated as having been delivered under the 2016 Plan and will not again be available for grant under the 2016 Plan.

If a dividend or other distribution (whether in cash, ordinary shares or other property), recapitalization, forward or reverse stock split, subdivision, consolidation or reduction of capital, reorganization, merger, consolidation, scheme of arrangement, split-up, spin-off or combination involving us or repurchase or exchange of our shares or other securities, or other rights to purchase shares of our securities or other similar transaction or event affects our ordinary shares such that the committee determines that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits (or potential benefits) provided to grantees under the 2016 Plan, the committee will make an equitable change or adjustment as it deems appropriate in the number and kind of securities subject to awards (whether or not then outstanding) and the related exercise price relating to an award.

The maximum number of ordinary shares that are subject to awards granted to any individual in a single calendar year may not exceed 400,000 shares. In addition, the maximum value of all awards to be settled in cash or property other than our ordinary shares that may be granted to any individual in a single calendar year may not exceed $2,500,000 million. These limitations apply to the calendar year in which the awards are granted and not the year in which such awards settle.

Types of Awards

The 2016 Plan permits the granting of any or all of the following types of awards to all grantees:

•	stock options, including incentive stock options, or ISOs;

•	stock appreciation rights, or SARs;

•	restricted stock;

•	deferred stock and restricted stock units;

•	performance units and performance shares;

•	dividend equivalents;

•	bonus shares;

•	other stock-based awards; and

•	cash incentive awards.

Generally, awards under the 2016 Plan are granted for no consideration other than prior and future services. Awards granted under the 2016 Plan may, in the discretion of the committee, be granted alone or in addition to, in tandem with or in substitution for, any other award under the 2016 Plan or other plan of ours; provided, however, that if an SAR is granted in tandem with an ISO, the SAR and ISO must have the same grant date and term and the exercise price of the SAR may not be less than the exercise price of the ISO. The material terms of each award will be set forth in a written award agreement between the grantee and us.

Stock Options and SARs

The committee is authorized to grant SARs and stock options (including ISOs except that an ISO may only be granted to an employee of ours or one of our subsidiary corporations). A stock option allows a grantee to purchase a specified number of our ordinary shares at a predetermined price per share (the "exercise price") during a fixed period measured from the date of grant. An SAR entitles the grantee to receive the excess of the fair market value of a specified number of shares on the date of exercise over a predetermined exercise price per share. The exercise price of an option or an SAR will be determined by the committee and set forth in the award agreement but the exercise price may not be less than the fair market value of an ordinary share on the grant date. The term of each option or SAR is determined by the committee and set forth in the award agreement, except that the term may not exceed 10 years. Options may be exercised by payment of the purchase price through one or more of the following means: payment in cash (including personal check or wire transfer), or, with the approval of the committee, by delivering ordinary shares previously owned by the grantee, by delivery of ordinary shares acquired upon the exercise of such option or by delivering restricted shares. The committee may also permit a grantee to pay the exercise price of an option through the sale of shares acquired upon exercise of the option through a broker-dealer to whom the grantee has delivered irrevocable instructions to deliver sales proceeds sufficient to pay the purchase price to us.

Restricted Shares

The committee may award restricted shares consisting of ordinary shares which remain subject to a risk of forfeiture and may not be disposed of by grantees until certain restrictions established by the committee lapse. The vesting conditions may be service-based (i.e., requiring continuous service for a specified period) or performance-based (i.e., requiring achievement of certain specified performance objectives) or both. A grantee receiving restricted shares will have all of the rights of a shareholder, including the right to vote the shares and the right to receive any dividends, except as otherwise provided in the award agreement. Upon termination of the grantee’s affiliation with us during the restriction period (or, if applicable, upon the failure to satisfy the specified performance objectives during the restriction period), the restricted shares will be forfeited as provided in the award agreement.

Restricted Stock Units and Deferred Stock

The committee may also grant restricted stock unit awards and/or deferred stock awards. A deferred stock award is the grant of a right to receive a specified number of our ordinary shares at the end of specified deferral periods or upon the occurrence of a specified event, which satisfies the requirements of Section 409A of the Internal Revenue Code. A restricted stock unit award is the grant of a right to receive a specified number of our ordinary shares upon lapse of a specified forfeiture condition (such as completion of a specified period of service or achievement of certain specified performance objectives). If the service condition and/or specified performance objectives are not satisfied during the restriction period, the award will lapse without the issuance of the shares underlying such award.

Restricted stock units and deferred stock awards carry no voting or other rights associated with stock ownership. The award agreement will provide whether grantees may receive dividend equivalents with respect to restricted stock units or deferred stock, and if so, whether such dividend equivalents are distributed when credited or deemed to be reinvested in additional shares of restricted stock units or deferred stock.

Performance Units

The committee may grant performance units, which entitle a grantee to cash or shares conditioned upon the fulfillment of certain performance conditions and other restrictions as specified by the committee and reflected in the award agreement. The initial value of a performance unit will be determined by the committee at the time of grant. The committee will determine the terms and conditions of such awards, including performance and other restrictions placed on these awards, which will be reflected in the award agreement.

Performance Shares

The committee may grant performance shares, which entitle a grantee to a certain number of ordinary shares, conditioned upon the fulfillment of certain performance conditions and other restrictions as specified by the committee and reflected in the award agreement. The committee will determine the terms and conditions of such awards, including performance and other restrictions placed on these awards, which will be reflected in the award agreement.

Bonus Shares

The committee may grant fully vested ordinary shares as bonus shares on such terms and conditions as specified in the award agreement.

Dividend Equivalents

The committee is authorized to grant dividend equivalents which provide a grantee the right to receive payment equal to the dividends paid on a specified number of our ordinary shares. Dividend equivalents may be paid directly to grantees or may be deferred for later delivery under the 2016 Plan. If deferred such dividend equivalents may be credited with interest or may be deemed to be invested in our ordinary shares or in other property. No dividend equivalents may be granted in conjunction with any grant of stock options or SARs.

Cash Incentive Awards

The committee may grant cash incentive awards to any eligible person in such amounts and upon such terms, including the achievement of specific performance goals during the applicable performance period, as the committee may determine. An eligible person may have more than one cash incentive award outstanding at any time. For instance, the committee may grant an eligible employee one cash incentive award with a calendar year performance period as an annual incentive bonus and a separate cash incentive award with a multi-year performance period as a long-term cash incentive bonus.

The committee shall establish performance goals applicable to each cash incentive award in its discretion and the amount that will be paid to the grantee pursuant to such cash incentive award if the applicable performance goals for the performance period are met. If an eligible person earns the right to receive a payment with respect to a cash incentive award, such payment will be made in cash in accordance with the terms of the award agreement. If the award agreement does not specify a payment date with respect to a cash incentive award, payment of the cash incentive award will be made no later than the 15th day of the third month following the end of the taxable year of the grantee or our fiscal year during which the performance period ends.

Other Stock-Based Awards

In order to enable us to respond to material developments in the area of taxes and other legislation and regulations and interpretations thereof, and to trends in executive compensation practices, the 2016 Plan authorizes the committee to grant awards that are valued in whole or in part by reference to or otherwise based on our securities. The committee determines the terms and conditions of such awards, including consideration paid for awards granted as share purchase rights and whether awards are paid in shares or cash.

Performance-Based Awards

The committee may require satisfaction of pre-established performance goals, consisting of one or more business criteria and a targeted performance level with respect to such criteria, as a condition of awards being granted or becoming exercisable or payable under the 2016 Plan, or as a condition to accelerating the timing of such events. The committee has the discretion to adjust the determinations of the degree of attainment of the pre-established performance goals.

Awards may be settled in cash, ordinary shares, other awards or other property, in the discretion of the committee.

Change of Control

If there is a merger or consolidation of us with or into another corporation or a sale of substantially all of our ordinary shares (a "Corporate Transaction"), and the outstanding awards are not assumed by surviving company (or its parent company) or replaced with economically equivalent awards granted by the surviving company (or its parent company), the committee will cancel any outstanding awards that are not vested and nonforfeitable as of the consummation of such Corporate Transaction (unless the committee accelerates the vesting of any such awards) and with respect to any vested and nonforfeitable awards, the committee may either (i) allow all grantees to exercise options and SARs within a reasonable period prior to the consummation of the Corporate Transaction and cancel any outstanding options or SARs that remain unexercised upon consummation of the Corporate Transaction, or (ii) cancel any or all of such outstanding awards (including options and SARs) in exchange for a payment (in cash, or in securities or other property) in an amount equal to the amount that the grantee would have received (net of the exercise price with respect to any options or SARs) if the vested awards were settled or distributed or such vested options and SARs were exercised immediately prior to the consummation of the Corporate Transaction. If an exercise price of the option or SAR exceeds the fair market value of our ordinary shares and the option or SAR is not assumed or replaced by the surviving company (or its parent company), such options and SARs will be cancelled without any payment to the grantee.

Amendment to and Termination of the 2016 Plan

The 2016 Plan may be amended, altered, suspended, discontinued or terminated by our board of directors without further shareholder approval, unless such approval of an amendment or alteration is required by law or regulation or under the rules of any stock exchange or automated quotation system on which the ordinary shares are then listed or quoted. Thus, shareholder approval will not necessarily be required for amendments which might increase the cost of the 2016 Plan or broaden eligibility. Shareholder approval will not be deemed to be required under laws or regulations that condition favorable treatment of grantees on such approval, although our board of directors may, in its discretion, seek shareholder approval in any circumstance in which it deems such approval advisable.

In addition, subject to the terms of the 2016 Plan, no amendment or termination of the 2016 Plan may materially and adversely affect the right of a grantee under any award granted under the 2016 Plan.

Unless earlier terminated by our board of directors, the 2016 Plan will terminate when no ordinary shares remain reserved and available for issuance or, if earlier, on the tenth anniversary from the date of adoption.

Amended and Restated 2015 Stock Option Plan

Prior to the Merger, Innocoll Germany issued options and other awards under Innocoll Germany's January 2015 stock option plan (the "Innocoll Germany 2015 Plan"), pursuant to which members of the company's board and employees were eligible to acquire its ordinary shares pursuant to stock options. In connection with the Merger: (a) each option granted by under the Innocoll Germany 2015 Plan prior to the effective time of the Merger became exercisable for a number of our shares equal to the product of (i) the number of ordinary shares of Innocoll Germany exercisable with respect to such option immediately prior to the effective time and (ii) 13.25, and (b) the total number of our shares available for issuance under the Innocoll Germany 2015 Plan was increased to a number of shares equal to the product of (x) the number of ordinary shares of Innocoll Germany available for issuance under the Innocoll Germany 2015 Plan immediately prior to the effective time and (y) 13.25. We then amended and restated the Innocoll Germany 2015 Plan, as the Innocoll Holdings plc Amended and Restated 2015 Stock Option Plan (the "2015 Amended and Restated Plan"), to, among other things: (i) comply with applicable Irish laws instead of German laws, (ii) adjust the definition of "change in control", (iii) allow option rights to be granted at any time; (iv) allow options to vest in 36 equal monthly installments beginning on the first monthly anniversary of the grant date (thereby eliminating the restriction under the Innocoll Germany 2015 Plan which did not allow options to be exercised within four years of the grant date); (v) removed certain conditions to the exercise of options (including with respect to termination of affiliation not constituting a 'bad leaver' event); (vi) require the exercise price to be not less than the fair market value of a share on the grant date; and (vii) allow for accelerated vesting of options upon a "Corporate Event" (as defined therein).

Under our 2015 Amended and Restated Plan, options may be granted to members of our board and employees to acquire our ordinary shares pursuant to stock options. Options may be exercised within 10 years of the grant date, and vest in 36 equal monthly installments beginning on the first monthly anniversary of the grant date. Optionees may exercise vested option rights at any time during the applicable exercise period.

In addition a stock option may not be exercised during any of the following periods: (i) from the end of the seventh trading day before up to the third trading day after, our annual general meeting;(ii) between the first trading day on which we have published an offer to acquire new shares, bonds or similar instruments, up to the end of the last day of the subscription period for such offer; and (iii) beginning at the opening of trading on the first trading day that is two weeks prior to the end of each fiscal quarter and ending at the close of trading on the second trading day after the publication of our quarterly reports.

Exercise Price

The exercise price of an option right under the 2015 Amended and Restated Plan is determined in the sole discretion of the Compensation Committee, but may not be less than 100% of the fair market value (a price that is based on the opening, closing, actual, high, low, or the arithmetic mean of selling prices of a share reported on NASDAQ, or if not NASDAQ, on the established stock exchange which is the principal exchange upon which the shares are traded on the applicable date or the preceding trading day) of a share on the grant date, and in no event be less than the nominal value per share. Option rights may be exercised only by cash payment, pursuant to a written declaration that becomes effective upon our receipt of an acceptance declaration and the payment of the exercise price. Stock options may be granted at any time during the year to board members and employees.

Expiration of Option Rights Upon Termination of Service

In case of a termination of service of an optionee, other than for cause, and occurring within 180 days after a change of control: (i) the optionee has the right to exercise all option rights (vested or unvested) within one year following such termination of service and (ii) any option rights not exercised within such one year period will expire.

In case of a termination of service of an optionee, other than for cause, and occurring within 180 days before a change of control: (i) the optionee has the right to exercise all option rights (vested or unvested) within one year following the termination of service and (ii) any option rights not exercised within such within one year period will expire. In such case, the grantee has the right to exercise all vested option rights prior to the change of control and all unvested option rights following a change of control for the remainder of the one year period following the termination of service.

In case of any termination of service of an optionee (a) not occurring within 180 days before or after a change of control, and (b) other than for cause: (i) the optionee has the right to exercise all vested option rights within one year following the termination of service, (ii) any vested option rights that are not exercised within such one year period will expire and (iii) all other option rights granted to the optionee will without any compensation at the time that the termination of service becomes effective. .

In case of any termination of service of an optionee for cause, any option rights (vested or unvested) granted to an optionee will expire without any compensation at the time that the termination of service becomes effective.

The Compensation Committee or the Board may enter into individual agreements with certain optionees that deviate from the above.

Amendment of Option Rights

In the event of a merger or consolidation of our company with or into another corporation or a sale of substantially all of our shares or stock, including by way of a court sanctioned compromise or scheme of arrangement (each, a "Corporate Transaction"), unless the outstanding option rights are assumed by the surviving company or replaced with equivalent rights granted by the surviving company in substitution for all of our outstanding option rights, the Compensation Committee will accelerate the vesting of all unvested option rights and the Compensation Committee may either (i) allow all optionees to exercise such option rights within a reasonable period prior to the consummation of the Corporate Transaction and cancel any outstanding option rights that remain unexercised upon consummation of the Corporate Transaction, or (ii) cancel any or all of such outstanding option rights in exchange for a payment (in cash and/or in securities and/or other property) in an amount equal to the amount that the optionee would have received (net of the exercise price with respect to such option rights) if such vested option rights were exercised immediately prior to the consummation of the Corporate Transaction. However, if the exercise price of any outstanding option rights exceeds the amount payable per share in the Corporation Transaction, such option rights will be cancelled without any payment to the optionee. In case of a recapitalization, forward or reverse stock split or similar transaction, the number of shares to be issued in exchange for one option right will be increased or reduced accordingly, as the case may be, as determined by the Compensation Committee to be appropriate.

Transfer of Option Rights

Option rights are not transferable, except by inheritance upon the death of a optionee. Any disposal, pledge, granting of beneficial interest or any other measure which is economically equivalent to the disposal of option rights shall are not permitted and will lead to the immediate expiration without any compensation of the respective option rights.

Cash Payments

We reserve the right to make a cash payment upon exercise of an option right instead of delivering shares. Such cash payment will be equivalent to the fair market value of the shares underlying such option rights on the day that the option rights are exercised. This payment will be set off against the exercise price to be paid by the optionee.

Costs

Any costs and fees related to the administration and exercise of the option rights, including any fees for the optionee's deposit account, will be borne by the optionee.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are Mr. Brennan, Dr. Banjeri, Mr. Symonds and Dr. Wiley. None of the members of our compensation committee has ever been one of our officers or employees. None of our executive officers currently serves, or has served, as a member of the board or the compensation committee of any entity that has one or more executive officers serving as a member of our board or compensation committee.

There were no transactions during the 2016 fiscal year between the Company and any of the members of the compensation committee that would require disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions, other than the participation by Mr. Symonds in the transaction described under "Item 13. Certain Relationships and Related Transactions, and Director Independence―Innocoll 2016 Follow-On Public Offering," which description is incorporated by reference in this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as it was available to the Company on April 13, 2017 except as otherwise indicated, based on information furnished by the persons named below, obtained from our transfer agent and/or obtained from certain filings made by the persons named below with the SEC, with respect to the beneficial ownership of the Company’s ordinary shares by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares (inclusion in this table shall not be deemed an admission of affiliate status), (ii) each director, nominee for director and Named Executive Officer and (iii) all current directors and executive officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them.

The number of shares beneficially owned by each shareholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 30,095,931 ordinary shares outstanding on April 13, 2017.

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, ordinary shares subject to options, and other rights held by such person that are currently exercisable or will become exercisable within 60 days of the date of this annual report are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. None of our shareholders has different voting rights from other shareholders.

Unless otherwise indicated, the address of each beneficial owner is c/o Innocoll Holdings plc, Unit 9, Block D, Monksland Business Park, Monksland, Athlone, Ireland. We believe, based on information provided to us, that each of the shareholders listed below has sole voting and investment power with respect to the shares beneficially owned by the shareholder, unless noted otherwise, subject to community property laws where applicable.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Security Ownership of Certain Beneficial Owners (5% or Greater Beneficial Owner)
Cam Investment Cayman Holdings L.P.(1)	5,014,626	16.2%
Morgan Stanley & Co. LLC(2)	4,161,958	13.5%
Sofinnova Venture Partners VIII, L.P.(3)	2,103,173	7.0%
Putnam Investments, LLC(4)	1,640,647	5.5%
Security Ownership of Management
Jonathan Symonds, CBE(5)	558,642	1.9%
Shumeet Banerji, Ph.D.(6)	343,456	1.1%
David R. Brennan(7)	272,236	*
A. James Culverwell(8)	383,602	1.3%
Rolf D. Schmidt(9)	506,991	1.7%
Joseph Wiley M.D. (10)	32,053	* %
Anthony P. Zook(11)	586,563	1.9%
Jose Carmona(12)	219,208	* %
Rich Fante(13)	219,797	* %
All members of our board of directors and executive officers as a group (11 persons)	3,278,896	10.9%

*          Denotes ownership percentage less than one percent.

(1) Based solely on, and in reliance upon, and without independent investigation of, information provided in a Form 3/A filed with the SEC on January 10, 2017 by Cam Investment Cayman Holdings L.P. and its affiliates, consists of 4,085,469 ordinary shares and 929,156 ordinary shares issuable upon the exercise of options that have vested or will vest within 60 days of the date of this annual report. The individuals listed below, by virtue of their positions in the entities described below, may be deemed to hold voting and investment control over Cam Investment Cayman Holdings L.P. The general partner of Cam Investment Cayman Holdings L.P. is Cam Investment Cayman Holding G.P. Inc. FCOF II Europe UB Securities Limited ("FCOF II Limited"), FTS SIP (Europe) Limited ("FTS SIP Limited"), FCO MA II Europe UB Securities Limited ("MA II Limited"), FCO Europe MA LSS Limited ("LSS Limited"), FGO (Yen) Investments Limited ("FGO Yen Limited") and FCO Europe MA ML Limited ("MA ML Limited") collectively hold a 100% interest in Cam Investment Cayman Holdings L.P. and its general partner Cam Investment Cayman Holdings GP Inc. FCOF II UB Securities LLC ("FCOF II UB Securities") holds a 70% interest in FCOF II Limited. Fortress Credit Opportunities Fund II (A) LP ("FCOF II A"), FCOF II UB Holdings Ltd. ("UB Holdings") and Fortress Credit Opportunities Fund II (E) LP ("FCOF II E") collectively hold a 100% interest in FCOF II UB Securities. FCOF II BCD Holdings LLC ("BCD Holdings") holds a 100% interest in UB Holdings. Fortress Credit Opportunities Fund II (B) LP ("FCOF II B"), Fortress Credit Opportunities Fund II (C) L.P. ("FCOF II C") and Fortress Credit Opportunities Fund II (D) L.P. ("FCOF II D") collectively hold a 100% interest in BCD Holdings. FCO Fund II GP LLC ("FCO II GP") is the general partner of each of FCOF II A, FCOF II B, FCOF II C, FCOF II D and FCOF II E. Fortress Credit Opportunities Advisors LLC ("FCO Advisors") is the investment advisor of each of FCOF II A, FCOF II B, FCOF II C, FCOF II D and FCOF II E. FTS SIP L.P. ("FTS SIP") holds a 70% interest in FTS SIP Limited. FCO MA GP LLC ("FCO MA GP") is the general partner of FTS SIP. Fortress Credit Opportunities MA Advisors LLC ("FCO MA Advisors") is the investment advisor of FTS SIP. FCO MA II UB Securities LLC ("FCO MA II UB Securities") holds a 70% interest in MA II Limited. FCO MA II LP ("FCO MA II") holds a 100% interest in FCO MA II UB Securities. FCO MA II GP LLC ("FCO MA II GP") is the general partner of FCO MA II. Fortress Credit Opportunities MA II Advisors LLC ("FCO MA II Advisors") is the investment advisor of FCO MA II. FCO MA LSS LP ("FCO MA LSS") holds a 70% interest in LSS Limited. FCO MA LSS GP LLC ("FCO MA LSS GP") is the general partner of FCO MA LSS. FCO MA LSS Advisors LLC ("FCO MA LSS Advisors") is the investment advisor of FCO MA LSS. Fortress Global Opportunities (Yen) Fund L.P. ("FGO Yen") holds a 70% interest in FGO Yen Limited. FGO (Yen) GP LLC ("FGO Yen GP") is the general partner of FGO Yen. Fortress Global Opportunities (Yen) Advisors LLC ("FGO Yen Advisors") is the investment advisor of FGO Yen. FCO MA Maple Leaf LP ("FCO MAPLE LEAF") holds a 70% interest in MA ML Limited. FCO MA MAPLE LEAF GP LLC ("FCO MAPLE LEAF GP") is the general partner of FCO MAPLE LEAF. Fortress Credit Opportunities MA MAPLE LEAF Advisors LLC ("FCO MAPLE LEAF Advisors") is the investment advisor of FCO MAPLE LEAF. Hybrid GP Holdings LLC ("Hybrid GP Holdings") holds a 100% interest in each of FCO II GP, FCO MA GP, FCO MA II GP, FCO MA LSS GP, FGO Yen GP and FCO MAPLE LEAF GP. Fortress Operating Entity I LP ("FOE I") is the sole managing member of Hybrid GP Holdings. FIG LLC ("FIG") holds a 100%interest in FCO Advisors, FCO MA Advisors, FCO MA II Advisors, FCO MA LSS Advisors, FGO Yen Advisors and FCO MAPLE LEAF Advisors. FOE I is the sole managing member of FIG. FIG Corp. is the general partner of FOE I. FIG Corp. is wholly-owned by Fortress Investment Group, LLC. Although Fortress Investment Group, LLC is a publicly-held company, Peter L. Briger, Jr. and Constantine M. Dakolias, by virtue of their positions as Co-Chief Investment Officers of the Credit Funds at Fortress Investment Group, LLC, may be deemed to be the natural persons that hold voting and investment control over the ordinary shares held of record by Cam Investment Cayman Holdings L.P. Each of Messrs. Briger and Dakolias disclaims beneficial ownership of such ordinary shares. The address of all entities listed above is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(2) Based solely on, and in reliance upon, and without independent investigation of, information provided by Morgan Stanley & Co. LLC in the Schedule 13G/A filed with the SEC on February 14, 2017 and the Form 3 filed with the SEC on January 3, 2017, consists of 3,365,978 ordinary shares and 795,980 ordinary shares issuable upon the exercise of options that have vested or will vest within 60 days of the date of this annual report. Morgan Stanley

& Co. LLC and its affiliates had sole dispositive power with respect to none of the shares and had shared voting power with respect to 625 of the shares. The address for Morgan Stanley & Co. LLC is 1585 Broadway, Floor 2, New York, New York 10036.

(3) Based solely on, and in reliance upon, and without independent investigation of, information provided in the Schedule 13D/A filed with the SEC on April 12, 2017 by Sofinnova Management VIII, L.L.C. ("SM VIII"), the general partner of Sofinnova Venture Partners VIII, L.P. ("SVP VIII"), and Dr. Michael F. Powell ("Powell"), Dr. James I. Healy ("Healy") and Dr. Anand Mehra ("Mehra"), the managing members of SM VIII. SVP VIII owns 2,103,173 of our ordinary shares. SM VIII may be deemed to have sole voting power of these ordinary shares. Powell, Healy and Mehra may be deemed to have shared power to vote these ordinary shares. The address of SVP VIII is c/o Sofinnova Ventures, 3000 Sand Hill Road, Bldg 4, Suite 250 Menlo Park, California 94025.

(4) Based solely on, and in reliance upon, and without independent investigation of, information provided by Putnam Investments, LLC in a Schedule 13G filed with the SEC on February 14, 2017. Putnam Investments, LLC and its affiliates had sole dispositive power with respect to all of the shares and sole voting power with respect to 72,725 shares. The address of Putnam Investments, LLC is One Post Office Square, Boston, MA 02109.

(5) Mr. Symonds is chairperson of our board of directors. Consists of 525,446 ordinary shares and 33,196 ordinary shares issuable upon the exercise of options that have vested or will vest within 60 days of April 13, 2017.

(6)Dr. Banerji is a member of our board of directors. Consists of 308,660 ordinary shares and 34,796 ordinary shares issuable upon the exercise of options that have vested or will vest within 60 days of April 13, 2017.

(7)Mr. Brennan is a member of our board of directors. Consists of 237,440 ordinary shares and 34,796 ordinary shares issuable upon the exercise of options that have vested or will vest within 60 days of April 13, 2017.

(8)Mr. Culverwell is a member of our board of directors. Consists of 291,566 ordinary shares and 92,036 ordinary shares issuable upon the exercise of options that have vested or will vest within 60 days of April 13, 2017.

(9) Mr. Schmidt is a member of our board of directors. Consists of 386,587 ordinary shares and 120,404 ordinary shares issuable upon the exercise of options that have vested or will vest within 60 days of as of April 13, 2017. Does not include 612,442 ordinary shares and 79,486 ordinary shares issuable upon the exercise of warrants, each of which are held by Big Creek, L.P. (“Big Creek”). The general partner of Big Creek is Impellum LLC, and Mr. Schmidt is one of two members, and a manager, of Impellum LLC. Mr. Schmidt disclaims beneficial ownership of securities held by Big Creek.

(10)Dr. Wiley is a member our board of directors. Consists of 32,053 ordinary shares issuable upon the exercise of options that have vested or will vest within 60 days of April 13, 2017.

(11)Mr. Zook is our Chief Executive Officer and a member our board of directors. Consists of 542,396 ordinary shares and 44,167 ordinary shares issuable upon the exercise of options that have vested or will vest within 60 days of April 13, 2017.

(12)Mr. Carmona is our Chief Financial Officer. Consists of 7,142 ordinary shares and 212,066 ordinary shares issuable upon the exercise of options that have vested or will vest within 60 days of April 13, 2017.

(13)Mr. Fante is our Chief Commercial Officer and Head of Business Development. Consists of 16,630 ordinary shares and 203,167 ordinary shares issuable upon the exercise of options that have vested or will vest within 60 days of April 13, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance as of December 31, 2016 under our equity compensation plans, which consisted of the 2016 Plan, the 2015 Amended and Restated Plan, and certain amended and restated stock option agreements with certain of our employees:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:	4,142,752	$6.40	1,035,596	(1)
Equity compensation plans not approved by security holders:	—	$—	—
Total	4,142,752	$6.40	1,035,596	(1)

(1)	Consists of: (i) 138,641 securities available for issuance under the 2016 Plan; and (ii) 896,955 securities available for issuance under the 2015 Amended and Restated Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as referred to below, none of our directors, officers or major shareholders or, to our knowledge, their families, had any interest, direct or indirect, in any transaction during the last fiscal year or in any proposed transaction which has affected or will materially affect us or our investment interests or subsidiaries.

Innocoll AG 2015 Follow-On Public Offering

On April 30, 2015, Innocoll Germany sold 1,999,690 ADSs of Innocoll Germany to the public in an underwritten offering, representing 150,920 ordinary shares of Innocoll Germany, at a price of  $9.00 per ADS, thereby raising $16.9 million after deducting underwriting discounts and commissions. In the same offering certain selling shareholders offered 1,321,979 ADSs of Innocoll Germany, representing 99,772 ordinary shares of Innocoll Germany. We received no proceeds from the shares sold by the selling shareholders. In the same offering, one of our existing shareholders and certain members of Innocoll Germany’s management and supervisory boards purchased an aggregate of  $3.8 million of Innocoll Germany ADSs at the public offering price of $9.00 per ADS, consisting of an aggregate of 420,000 of the 3,321,669 ADSs then sold. Upon the effectiveness of the Merger, we terminated Innocoll Germany’s ADS facility and each cancelled ADS effectively became an entitlement to receive one ordinary share of Innocoll Ireland.

Innocoll 2016 Follow-On Public Offering

On June 22, 2016, we sold 5,725,000 ordinary shares in a follow-on public offering at a price of $7.00 per share, thereby raising gross proceeds of $40 million before deducting underwriting discounts and commissions and offering expenses. In the same offering, Jonathan Symonds, our Chairman of the Board, purchased [35,714] shares at the public offering price of $7.00 per share for a total of approximately $250,000. The offering was underwritten by Morgan Stanley & Co. LLC (as lead book-running manager), a greater than 5% shareholder, and Piper Jaffray & Co. acted as the qualified independent underwriter in accordance with FINRA Rule 5121.

Employment Agreements

We have entered into employment agreements with the named executive officers. For more information regarding these agreements, see "Item 11."

Management Option Agreements

In December 2014 and throughout 2015, we entered into the Management Option Agreements with certain of our management which memorialized options previously promised to certain of our former named executive officers as consideration for past services.

Policies and Procedures for Related Person Transactions

Our board has adopted a written related person transaction policy, setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy will cover, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the effectiveness of this policy.

Director Independence

Please see "Item 10. Directors, Executive Officers and Corporate Governance" of this Amendment No. 1 to our Annual Report on Form 10-K for a discussion of Director Independence matters.

Item 14. Principal Accounting Fees and Services.

Grant Thornton has served as our independent registered public accounting firm for the financial years ended December 31, 2016, 2015 and 2014.

The following table sets forth the fees billed to us by our independent auditors during the fiscal years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
	($ in thousands)
Audit fees	326	274
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	326	274

Audit services include the audit of our financial statements, certain agreed upon procedures related to interim financial information and SEC registration statements, and statutory audits.

Audit Committee Pre-Approval Policies and Procedures

The advance approval of our audit committee is required for all audit services to be provided to the company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the company by the independent auditor; provided, however, that the minimums non-audit services may instead be approved in accordance with paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 16, 2017, which is being amended hereby.

Financial Statement Schedules

Required information is included in the footnotes to the financial statements previously filed with our Annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 16, 2017, which is being amended hereby.

Exhibits

See the Exhibit Index immediately following the signature page to this Annual Report on Form 10-K/A.

Financial Statements and Schedules of Subsidiaries and Affiliates

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOCOLL HOLDINGS PLC

By:	/s/ Anthony P. Zook
Anthony P. Zook
Chief Executive Officer

Dated: April 19, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony P. Zook	Chief Executive Officer and Director	April 19, 2017
Anthony P. Zook	(Principal Executive Officer)

/s/ Jose Carmona	Chief Financial Officer	April 19, 2017
Jose Carmona	(Principal Financial Officer and Principal Accounting Officer)

*	Chairman of the Board
Jonathan Symonds, CBE

*	Vice Chairman of the Board
Shumeet Banerji, Ph.D.

*	Director
A. James Culverwell

*	Director
David R. Brennan

*	Director
Rolf D. Schmidt

*	Director
Joseph Wiley M.D.

*By:	/s/ Anthony P. Zook	April 19, 2017
Anthony P. Zook Attorney-in-Fact

Exhibit Index

Exhibit No.	Description
2.1	Merger Proposal, dated December 20, 2015, between Innocoll AG and Innocoll Holdings plc. (Incorporated by reference to Exhibit 2.1 of our Report of Foreign Private Issuer on Form 6-K filed with the Commission on December 21, 2015 (File No. 001-36565)).
3.1	Innocoll Holdings plc Constitution. (Incorporated by reference to Exhibit 3.1 of our Report of Foreign Private Issuer on Form 6-K filed with the Commission on June 20, 2016 (File No. 001-37720)).
4.1	Specimen Ordinary Share Certificate. (Incorporated by reference to Exhibit 4.1 of our Report of Foreign Private Issuer on Form 6-K filed with the Commission on August 2, 2016 (File No. 001-37720)).
10.1#	License and Supply Agreement, dated August 14, 2013, between Innocoll Pharmaceuticals Ltd. and Takeda GmbH, an affiliate of Takeda Pharmaceutical Company Limited, as amended on March 19, 2014. (Incorporated by reference to Exhibit 10.1 of our Registration Statement on Form F-1, as amended, initially filed with the Commission on June 19, 2014 (File No. 333-196910)).
10.2#	Licensing, Manufacturing and Supply Agreement, dated October 12, 2011, between Innocoll Pharmaceuticals Ltd. and Pioneer Pharma Co. Ltd., as amended on August 6, 2012. (Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form F-1, as amended, initially filed with the Commission on June 19, 2014 (File No. 333-196910)).
10.3#	Exclusive Distribution Agreement, dated April 3, 2013, between Innocoll Pharmaceuticals Ltd. and Biomet 3i, LLC. (Incorporated by reference to Exhibit 10.3 of our Registration Statement on Form F-1, as amended, initially filed with the Commission on June 19, 2014 (File No. 333-196910)).
10.4#	Manufacture and Supply Agreement, dated August 17, 2007, among Innocoll Pharmaceuticals Ltd., Syntacoll AG and EUSA Pharma (Europe) Limited (later acquired by Jazz Pharmaceuticals), as amended and restated on April 27, 2010. (Incorporated by reference to Exhibit 10.4 of our Registration Statement on Form F-1, as amended, initially filed with the Commission on June 19, 2014 (File No. 333-196910)).
10.5#	Manufacturing and Supply Agreement, dated June 1, 2004, between Innocoll Technologies Ltd., and Biomet Orthopedics Switzerland GmbH, as amended on January 1, 2006; December 15, 2009; September 1, 2010; April 1, 2011; March 15, 2012; March 1, 2013 and July 26, 2013. (Incorporated by reference to Exhibit 10.5 of our Registration Statement on Form F-1, as amended, initially filed with the Commission on June 19, 2014 (File No. 333-196910)).
10.6#	Licensing, Manufacturing and Supply Agreement, dated December 5, 2011, between Innocoll Pharmaceuticals Ltd. and Saudi Centre for Pharmaceuticals. (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form F-1, as amended, initially filed with the Commission on June 19, 2014 (File No. 333-196910)).
10.7+	Innocoll Holdings plc Amended and Restated 2015 Stock Option Plan (formerly adopted by Innocoll AG). (Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-8 filed with the Commission on June 3, 2016 (File No. 333-211801)).
10.8+	Amended and Restated Option Agreement. (Incorporated by reference to Exhibit 10.3 of our Registration Statement on Form S-8 filed with the Commission on June 3, 2016 (File No. 333-211801)).
10.9+	Form of Innocoll GmbH Option Agreement, as amended and restated. (Incorporated by reference to Exhibit 10.8 of our Amendment No. 1 to our Registration Statement on Form F-1 filed with the Commission on July 15, 2014 (File No. 333-196910)).
10.10+	Form of Innocoll AG Restricted Share Award Agreement. (Incorporated by reference to Exhibit 10.9 of our Amendment No. 1 to our Registration Statement on Form F-1 filed with the Commission on July 15, 2014 (File No. 333-196910)).
10.11+	Innocoll Holdings plc 2016 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-8 filed with the Commission on June 3, 2016 (File No. 333-211801)).
10.12+	Employment Agreement by and between Anthony Zook and Innocoll AG, dated as of December 2014 (Incorporated by reference to Exhibit 4.19 of our Annual Report on Form 20-F filed with the Commission on March 19, 2015 (File No. 001-36565)).

10.13+	Restricted Share Award Agreement by and between Anthony Zook and Innocoll AG, dated December 7, 2014 (Incorporated by reference to Exhibit 4.20 of our Annual Report on Form 20-F filed with the Commission on March 19, 2015 (File No. 001-36565)).
10.14+	Employment Agreement by and between Rich Fante and Innocoll, Inc., dated as of August 20, 2015 (Incorporated by reference to Exhibit 4.14 of our Annual Report on Form 20-F filed with the Commission on March 17, 2016 (File No. 001-37720)).

10.15+	Employment Agreement by and between Jose Carmona and Innocoll, Inc., dated as of September 1, 2015. (Incorporated by reference to Exhibit 4.15 of our Annual Report on Form 20-F filed with the Commission on March 17, 2016 (File No. 001-37720)).
10.16+	Employment Agreement by and between Charles F. Katzer and Innocoll Pharmaceuticals Ltd., dated as of December 14, 2015. (Incorporated by reference to Exhibit 4.16 of our Annual Report on Form 20-F filed with the Commission on March 17, 2016 (File No. 001-37720)).
10.17#	Lease Agreement between Karl Sipmeier and Syntacoll GmbH, dated December 17, 2009 (English translation). (Incorporated by reference to Exhibit 10.17 of our Registration Statement on Form F-1, as amended, initially filed with the Commission on June 19, 2014 (File No. 333-196910)).
10.18	Lease Agreement between Athlone Institute of Technology and Innocoll Technologies Ltd., dated November 24, 2008. (Incorporated by reference to Exhibit 10.18 of our Registration Statement on Form F-1, as amended, initially filed with the Commission on June 19, 2014 (File No. 333-196910)).
10.19	Lease Agreement between Thomas Angerer and Syntacoll GmbH, effective as of February 1, 2016. (Incorporated by reference to Exhibit 4.19 of our Annual Report on Form 20-F filed with the Commission on March 17, 2016 (File No. 001-37720)).
10.20	Lease Agreement between Campus Investors H Building, L.P. and Innocoll AG, dated October 31, 2015. (Incorporated by reference to Exhibit 4.20 of our Annual Report on Form 20-F filed with the Commission on March 17, 2016 (File No. 001-37720)).
10.21	Finance Contract between the European Investment Bank and Innocoll Pharmaceuticals Ltd. and Innocoll AG, dated March 27, 2015. (Incorporated by reference to Exhibit 10.23 our Registration Statement on Form F-1, as amended, initially filed with Commission on April 10, 2015 (File No. 333-23362)).

21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K filed with the Commission on March 16, 2017 (File No. 001-37720)).

23.1	Consent of Independent Registered Public Accounting Firm. (Incorporated by reference to Exhibit 23.1 of our Annual Report on Form 10-K filed with the Commission on March 16, 2017 (File No. 001-37720)).

31.1*	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*          Filed herewith.

+          Indicates a management contract or compensatory plan.

#          Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.

