Form 10-Q
period 2017-03-31
Innocoll Holdings plc
filed 2017-05-10
CIK 1660484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to ______

Commission File Number: 001-37720

INNOCOLL HOLDINGS PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 9, Block D
Monksland Business Park
Monksland, Athlone
Ireland	N/A
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): +353 (0) 90 648 6834

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of the registrant’s ordinary shares, par value $0.01 per share, outstanding as of May 3, 2017 was 30,095,931.

INNOCOLL HOLDINGS PUBLIC LIMITED COMPANY

i

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

INNOCOLL HOLDINGS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
Thousands of Dollars (except per share data)	2017	2016
Revenue	$1,207	$1,560
Cost of sales	(2,706)	(1,711)
Gross loss	(1,499)	(151)
Research and development expenses	(1,317)	(14,969)
General and administrative expenses	(8,402)	(7, 385)
Loss on disposal of property, plant and equipment	(1)	-
Loss from operating activities	(11,219)	(22,505)
Interest income	7	10
Interest expense	(703)	(429)
Other expense	(700)	(299)
Loss before income tax	(12,615)	(23,223)
Income tax (expense)/benefit	(73)	169

Net loss	$(12,688)	$(23,054)

Other comprehensive loss:
Currency translation adjustment	47	117
Total comprehensive loss	$(12,641)	$(22,937)

Net loss per share
Basic and diluted	$(0.43)	$(0.97)

See accompanying notes to condensed consolidated financial statements.

INNOCOLL HOLDINGS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
Thousands of Dollars (except share and per share data)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$7,200	$15,765
Trade and other receivables, net	1,139	1,350
Inventories	1,966	2,403
Prepaid expenses	3,363	5,486
Total current assets	13,668	25,004
Property, plant and equipment, net	17,501	16,698
Other assets	305	300
Total assets	$31,474	$42,002
Liabilities and Equity
Current liabilities:
Trade payables and accrued expenses	$11,781	$13,505
Deferred revenue	1,732	1,827
Current taxes payable	80	36
Total current liabilities	13,593	15,368
Interest bearing loans and borrowings	30,184	28,948
Warrant liability	1,007	854
Defined benefit pension liability	29	28
Total liabilities	44,813	45,198
Commitments and Contingencies	-	-
Equity:
Ordinary shares, par value, authorized: 1,025,100,000 shares, issued: 29,814,934 shares (29,773,239 shares in 2016), outstanding: 29,789,934 shares (29,748,239 shares in 2016) (Note 13)	325	324
Additional paid-in capital	223,462	220,965
Treasury shares, at cost, 25,000 shares as of March 31, 2017 and December 31, 2016	(27)	(27)
Accumulated currency translation adjustment	(1,305)	(1,352)
Accumulated loss	(235,794)	(223,106)
Total shareholders’ deficit	(13,339)	(3,196)
Total liabilities and equity	$31,474	$42,002

See accompanying notes to condensed consolidated financial statements.

INNOCOLL HOLDINGS PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT)/ EQUITY (UNAUDITED)

	Common Shares				Treasury Shares
Thousands of Dollars (except share amounts)	Number	Amount	Additional paid-in capital	Accumulated currency translation adjustment	Number	Amount	Accumulated loss	Total

Balance at January 1, 2016	1,785	$1,943	$173,353	$(1,244)		$-	$(166,152)	$7,900
Net loss	-		-	-		-	(23,054)	(23,054)
Currency translation adjustment				117				117
Share-based compensation	-		1,911	-		-	-	1,911
Exchange of shares resulting from common control merger	21,866	(1,680)	1,707	-		-	-	27
Ordinary shares held in treasury at cost		-	-	-	25	(27)	-	(27)
Issue of ordinary shares, net of issue costs	42	1	3	-		-	-	4

Balance at March 31, 2016	23,693	$264	$176,974	$(1,127)	25	$(27)	$(189,206)	$(13,122)

Balance at January 1, 2017	29,748	$324	$220,965	$(1,352)	25	$(27)	$(223,106)	$(3,196)

Net loss	-	-	-	-		-	(12,688)	(12,688)
Currency translation adjustment	-	-	-	47		-	-	47
Share-based compensation	-	-	2,494	-		-	-	2,494
Issue of ordinary shares, net of issue costs	42	1	3	-		-	-	4

Balance at March 31, 2017	29,790	$325	$223,462	$(1,305)	25	$(27)	$(235,794)	$(13,339)

See accompanying notes to condensed consolidated financial statements.

INNOCOLL HOLDINGS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
Thousands of Dollars	2017	2016
Operating activities
Net loss	$(12,688)	$(23,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax (credit)/expense	(2)	330
Loss on disposals of property, plant and equipment	1	-
Depreciation of property, plant and equipment	271	95
Share-based compensation	2,494	1,911
Foreign exchange losses/(gains)	448	(367)
Changes in assets and liabilities:
Decrease/(increase) in inventories	437	(80)
Decrease/(increase) in trade and other receivables	211	(486)
(Decrease)/increase in trade payables and accrued expenses	(1,724)	3,789
Decrease in prepaid expenses	2,123	100
Decrease in deferred revenue and defined benefit pension liability	(94)	(253)
Increase/(decrease) in warrant liability	153	(99)
Increase in interest payable	703	429
Increase in income tax payable	44	106
Net cash used in operating activities	(7,623)	(17,579)
Investing activities:
Purchases of property, plant and equipment	(989)	(2,415)
Net cash used in investing activities	(989)	(2,415)
Financing activities:
Proceeds from issue of ordinary shares	3	3
Net cash inflows from financing activities	3	3
Effect of foreign exchange rate changes on cash and cash equivalents	44	548
Net decrease in cash and cash equivalents	(8,565)	(19,443)
Cash and cash equivalents at the beginning of the period	15,765	42,186
Cash and cash equivalents at the end of the period	$7,200	$22,743

Supplemental cash flow information:
Interest paid	-	(4)
Income taxes paid	(31)	(543)

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.   Basis of Preparation and Significant Accounting Policies

Basis of Preparation

These unaudited interim condensed consolidated financial statements include the accounts of Innocoll Holdings plc and its subsidiaries (herein referred to as “we,” “us,” “our,” “Innocoll” or the “Company”) and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”). There were no notable changes in our significant accounting policies subsequent to our 2016 Annual Report. To facilitate comparison of information across periods, certain reclassifications have been made to prior period amounts to conform to the current period's presentation. These reclassifications did not impact our results of operations, financial condition or liquidity.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Proposed Transaction

On April 4, 2017, Innocoll entered into an agreement (the “Transaction Agreement”) on the terms of a recommended offer with Gurnet Point L.P., (“Gurnet Point”) a Delaware limited partnership acting through its general partner Waypoint International GP LLC, and Lough Ree Technologies Limited (“Gurnet Bidco”), an Irish private limited company and wholly-owned subsidiary of Gurnet Point. Under the recommended offer Gurnet Bidco will acquire the entire issued ordinary shares of the Company (the “Acquisition”) as of immediately prior to the effective date of the acquisition, subject to certain conditions, including the receipt of the necessary approval from the Company’s shareholders and other customary closing conditions. For each ordinary share of the Company, Gurnet Bidco will pay: (a) $1.75 in cash and (b) a contingent value right (each, a “CVR”) to be issued by Gurnet Bidco on the terms and conditions set forth in a CVR agreement to be entered into between Gurnet Bidco and an as of yet unidentified third party, as rights agent (the “Rights Agent”) in connection with the completion of the acquisition (the “CVR Agreement”), which will represent the contractual right to receive additional payments in cash up to a maximum aggregate amount of $4.90 per CVR, contingent upon the Company’s achievement of certain milestones related to the approval of the Company’s drug candidate Xaracoll by the U.S. Food and Drug Administration (“FDA”) and to the achievement of certain sales targets. The aggregate value of the transaction is $209 million (including the maximum amount payable upon achievement of the CVR milestones).

In connection with the Acquisition, on May 9, 2017, the Company (in its capacity as the Guarantor) and its wholly-owned subsidiary, Innocoll Pharmaceuticals Limited, an Irish private limited company (the “Borrower”) entered into a Loan and Guaranty Agreement (the “GP Term Loan Agreement”) with Gurnet Point. Pursuant to the GP Term Loan Agreement, upon the agreed upon drawdown date, Gurnet Point or its Affiliate (the “Lender”) will loan the Borrower an aggregate principal amount of up to $10 million (the “GP Term Loan”).

Upon entry into the GP Term Loan Agreement, the Company granted to Gurnet Bidco a warrant (the “Warrant”) to subscribe for up to 5% of the outstanding share capital of Innocoll as of December 31, 2017 for an exercise price of $0.01 per Company share. The Warrant will be exercisable if the GP Term Loan is not repaid in full by December 31, 2017.

On May 5, 2017, in order to obtain the consent of The European Investment Bank (“EIB”) to enter into the GP Term Loan Agreement (i) the Company, the Borrower and the EIB entered into an Amendment and Waiver Agreement (the “Amendment Agreement”) to modify certain terms of the Finance Contract (the “Finance Contract”) between the Borrower and the EIB and (ii) the Company, the Lender, the Borrower and the EIB entered into an Intercreditor Deed (the “Intercreditor Deed”). The Amendment Agreement permits the entry into the GP Term Loan Agreement and modifies certain terms of the Finance Contract, including the maturity date of the Finance Contract under the occurrence of certain events.

Subject to the prior condition that the Company raises, prior to December 15, 2017, at least $25 million through one or more equity financings, shareholder loans or from licensing revenue and has at least $25 million in cash on hand at December 30, 2017 (referred to as the “Extension Conditions”), the Intercreditor Deed provides that the Company may repay the GP Term Loan on December 30, 2017, prior to the repayment of the obligations under the Finance Contract, without such repayment constituting an event of default under the Finance Contract. The Amendment Agreement further provides that, if on December 31, 2017, the Acquisition has not been effected and the Extension Conditions have not been achieved, the EIB has the right to demand repayment of all of the obligations outstanding under the Finance Contract on or after December 31, 2017 instead of having to wait until the existing maturity on the outstanding obligations.

Other than transaction expenses associated with the proposed transaction of $2.3 million for the three months ended March 31, 2017, the proposed transaction did not impact the Company's unaudited interim condensed consolidated financial statements.

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

 ASU 2015-11, “Simplifying the Measurement of Inventory.” In July 2015 FASB issued this ASU in relation to Topic 330 “Inventory.” Under the amendment, an entity should measure inventory within the scope of the ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last in, first out (“LIFO”) or the retail inventory method. The amendments in this ASU more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in IFRS. The ASU is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods therein. For all other entities the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. Prospective application is required. The Company is currently assessing the impact of this ASU on its inventory balances and it is not expected to have a material impact on the Company’s consolidated financial statements. The Company intends to adopt the standard for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017.

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

Note 2.   Research and development expenses

	Three Months Ended March 31,
Thousands of Dollars	2017	2016
Employee compensation	$568	$735
External clinical research costs	651	14,020
General operating costs	98	214
Total research and development expenses	$1,317	$14,969

Research and development expenses include labor, materials and direct overheads associated with the various research programs.

Note 3.   Other expense

	Three Months Ended March 31,
Thousands of Dollars	2017	2016
Warrant (expense)/income	$(153)	$99
Foreign exchange loss	(547)	(395)
Other expense	-	(3)
Total other expense	$(700)	$(299)

The warrant (expense)/income arises on the change in the fair value of the liability of the warrants following re-measurement at each period end.

Note 4.   Loss per share

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

The weighted average number of ordinary shares have been adjusted to reflect the effect of the merger in 2016. The impact of the merger in 2016 is further detailed in the 2016 Annual Report. The below table presents the basic and diluted EPS:

	Three Months Ended March 31,
	2017	2016
Numerator - Thousands of Dollars:
Net loss - basic and diluted	$(12,688)	$(23,054)

Denominator - Number of shares:
Weighted-average shares outstanding - basic and diluted	29,758,894	23,661,908

Loss per share:
Basic and diluted	$(0.43)	$(0.97)

The basic loss per share was $0.43 in the first quarter of 2017 and $0.97 in the first quarter of 2016.

Options to purchase 2,771,369 ordinary shares were outstanding at March 31, 2017 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the ordinary shares. 1,329,000 restricted stock units were outstanding at March 31, 2017 but were not included in the computation of diluted EPS as they are anti-dilutive due to the company incurring losses.

Note 5. Trade and other receivables, net

Thousands of Dollars	March 31, 2017	December 31, 2016
Trade receivables, net	$636	$320
Sales taxes receivable	503	1,030
Total trade and other receivables, net	$1,139	$1,350

Note 6.  Inventories

Thousands of Dollars	March 31, 2017	December 31, 2016
Raw materials	$973	$920
Work in progress	882	1,266
Finished goods	111	217
Total inventories	$1,966	$2,403

Note 7.  Property, plant and equipment, net

Thousands of Dollars	March 31, 2017	December 31, 2016
Leasehold improvements	$11,074	$10,752
Plant and machinery	17,204	16,558
Furniture and fittings	3,359	3,253
Property, plant and equipment, gross	31,637	30,563
Less: accumulated depreciation	(14,136)	(13,865)
Total property, plant and equipment, net	$17,501	$16,698

Included in property, plant and equipment, net as of December 31, 2016 are assets under construction, which relate to the manufacturing facility in Germany. Assets under construction are stated at cost as of December 31, 2016. As of March 31, 2017 all assets previously under construction had been brought into use. No provision for depreciation is made on these assets until such time as the relevant assets are completed and brought into use. The Company did not incur and capitalize assets under construction during the three months ended March 31, 2017. During 2016, the Company incurred and capitalized assets under construction of $10.3 million.

Note 8.  Income Tax

The Company’s incomes taxes (expense)/benefit was $(0.1) million and $0.2 million during the three months ended March 31, 2017 and 2016, respectively. The Company’s effective tax rates for these periods differ from the Irish corporate tax rate of 12.5% due to the effect of income earned by certain of the Company’s overseas entities being taxed at local statutory rates and the valuation allowance recognized in relation to losses arising on operations in Ireland as noted below.

Deferred tax assets and liabilities

The following temporary differences which might give rise to deferred taxes relate to:

Thousands of Dollars	March 31, 2017		December 31, 2016
Deferred tax assets:	$		$
Tax credits and net operating losses		24,477		23,489
Valuation allowances		(24,350)		(23,364)
Total deferred tax assets		$127		$125

The recognized deferred tax assets of $0.1 million arises on losses carried forward from operations in the U.S. The Company has recognized these deferred tax assets in the period as management considers that the realization of these deferred tax balances in the near future is more likely than not.

All of the unrecognized deferred tax assets arise on operations in Ireland. Losses arising on operations in Ireland can be carried forward indefinitely, but are limited to the same trade/trades. The Company has not recognized any deferred tax assets in the period as management does not consider the realization of these deferred tax balances in the near future to be more likely than not due to the significant costs the Company is likely to incur in the short term in advancing its product pipeline.

Note 9.  Interest-bearing loans and borrowings

Gross liabilities as of March 31, 2017:

Thousands of Dollars	Interest Bearing Loans
Balance as of December 31, 2016	$28,948
Movements during the period	1,236
Balance as of March 31, 2017	$30,184

Reconciliation of gross proceeds to carrying value:

Thousands of Dollars	March 31, 2017	December 31, 2016
Gross Proceeds	$27,571	$27,571
Accrued interest	3,567	2,779
Foreign exchange fluctuations	(954)	(1,402)
	$30,184	$28,948

On March 27, 2015, the Company approved the execution of the Finance Contract (the “Finance Contract”) between Innocoll Pharmaceuticals Limited and the European Investment Bank (“EIB”) for a loan of up to $27.6 million, pursuant to which amounts drawn were available to be used to finance up to 50% of certain research and development and capital expenditures forecast to be made by the Company over a three year period from 2015 through 2017.

Pursuant to the terms of the Finance Contract, the first $16.3 million tranche of the loan commitment was available to be drawn at any time up to fifteen months from the date of the Finance Contract, and the remaining $11.3 million tranche was available to be drawn at any time up to eighteen months from the date of the Finance Contract subject to the delivery of clinical data, certified by the management board of Innocoll Holdings plc, confirming to the satisfaction of EIB that the primary clinical endpoints for either Cogenzia or XaraColl Phase 3 trials had been achieved and therefore it could be concluded that the Phase 3 clinical trial had successfully been completed.

On December 18, 2015, Innocoll Pharmaceuticals Limited drew down the first tranche of $16.3 million.

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

The loan contains an expenditure covenant requiring the Company to spend at least 75% of our forecast research and development, and capital expenditures during the period from 2015 to 2020 as set out in a business plan agreed with the EIB. If, upon completion of the “Project” (as defined in the Finance Contract), it is determined that the total principal amount of the loan drawn by the Company exceeds 50% of the total cost of the Project, EIB may cancel the undisbursed portion of the loan and demand prepayment of the loan up to the amount by which the loan, excluding accrued interest, exceeds 50% of the total cost of the Project.

The security on the Finance Contract includes a guarantee from the Company on 100% of the outstanding principal, interest, expense, commission, indemnity and other sum owed by Innocoll Pharmaceuticals Limited, together with a fixed charge over all the shares in Innocoll Pharmaceuticals Limited and a floating charge over all the assets of Innocoll Pharmaceuticals Limited. As of March 31, 2017, no violations of the covenants had occurred.

As of March 31, 2017, the carrying value of the loan equated the fair value.

In connection with the Acquisition, on May 9, 2017, the Company and Innocoll Pharmaceuticals Limited entered into the GP Term Loan Agreement. Pursuant to the GP Term Loan Agreement, upon the agreed upon drawdown date, the Lender will loan the Borrower an aggregate principal amount of up to $10 million.

On May 5, 2017, in order to obtain the consent of EIB to enter into the GP Term Loan Agreement, (i) the Company, the Borrower and the EIB entered into the Amendment Agreement and (ii) the Company, the Lender, the Borrower and the EIB entered into an Intercreditor Deed. The Amendment Agreement permits the entry into the GP Term Loan Agreement and modifies certain terms of the Finance Contract, including the maturity date of the Finance Contract under the occurrence of certain events. See Capital Resources and Liquidity for a more complete description of the GP Term Loan and the modifications to the Finance Contract.

Note 10.  Warrants

The below note includes detail on the warrants as of March 31, 2017 and December 31, 2016 respectively.

Number	Exercise price	Contractual life (years)	March 31, 2017	December 31, 2016
Outstanding at beginning of period	€83.25	2.45	196,912	196,912
Outstanding at end of period	€83.25	2.21	196,912	196,912
Exercisable at end of period	€83.25	2.21	196,912	196,912

All warrants have been classified as a liability due to certain provisions pursuant to which the exercise price of the warrants may be reduced in the event that the Company issues or sells any of its ordinary shares at a price per share less than the exercise price in effect immediately prior to such issue or sale. On January 1, 2016, Innocoll AG transformed into an Irish incorporated entity Innocoll Holdings plc and pursuant to the terms of an agreement entered into on March 16, 2016 Innocoll Holdings plc assumed all rights and obligations of Innocoll AG, including the warrant liabilities. The fair value is calculated using a recognized valuation methodology for the valuation of financial instruments (Monte Carlo simulation model).

The carrying value of warrants was as follows:

	March 31,	December 31,
Thousands of Dollars	2017	2016
Liability
Fair value at beginning of period	$854	$11,498
Fair value movement on warrants in issue	153	(10,644)
Fair value at end of period	$1,007	$854

The following input assumptions were used to fair value the warrants:

	March 31,	December 31,
	2017	2016
Expected volatility	79.49%	104.88%
Risk free rate	-0.38%	-0.53%
Exercise price	€83.25	€83.25
Contractual life	2.21 years	2.45 years
Stock price on valuation date	$14.84	$9.14

Note 11.  Financial instruments and fair value measurements

Financial liabilities measured at fair value in the statement of financial position are grouped into three levels of fair value hierarchy. This grouping is determined based on the lowest level of significant inputs used in fair value measurement, as follows:

Level 1 - quoted prices in active markets for identical assets or liabilities.

Level 2 - inputs other than quoted prices included within Level 1 that are observable for the instrument, either directly (i.e. as prices) or indirectly (i.e., derived from prices).

Level 3 - inputs for instrument that are not based on observable market data (unobservable inputs).

	March 31, 2017	Level 1	Level 2	Level 3
Liabilities:
Interest bearing loans & borrowings	$30,184	$-	$-	$30,184
Warrants	1,007	-	-	1,007
	$31,191	$-	$-	$31,191

	December 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Interest bearing loans & borrowings	$28,948	$-	$-	$28,948
Warrants	854	-	-	854
	$29,802	$-	$-	$29,802

There have been no transfers between Level 1, Level 2 and Level 3 during the period.

As of March 31, 2017 and December 31, 2016, our interest bearing loans and borrowings are recorded at amortized cost with carrying value of $30.2 million and $28.9 million, respectively, and have fair value of $30.2 million and $28.9 million, respectively. As of March 31, 2017, management considers amortized cost to approximate fair value.

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

The carrying amount of the Company’s cash and cash equivalents, trade and other receivables, trade payables and accrued expenses approximate fair value due to the short term maturities of these items.

Note 12.  Commitments and Contingencies

Legal contingencies

We and certain of our officers are subject to two securities class action lawsuits, which may require significant management and board time and attention and significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Note 12.  Commitments and Contingencies (Cont’d)

We and certain of our executive officers have been named as defendants in a securities class action lawsuit initially filed in the United States District Court for the Eastern District of Pennsylvania on January 24, 2017, captioned Anthony Pepicelli v. Innocoll Holdings Public Limited Company, Anthony P. Zook, Jose Carmona and Lesley Russel, civil action no. 2:17-cv-00341-GEKP. We and certain of our executive officers also have been named as defendants in a securities class action lawsuit initially filed in the United States District Court for the Eastern District of Pennsylvania on February 16, 2017, captioned Jianmin Huang v. Innocoll Holdings Public Limited Company, Anthony P. Zook, Jose Carmona and Lesley Russel, civil action no. 2:17-cv-00740-GEKP. The plaintiffs in Pepicelli requested that defendants waive service of process pursuant to federal Rule 4, and defendants have done so.  No attempt has been made to serve in Huang and no request for waiver of service has been mailed.  All plaintiffs have joined in an unopposed motion to consolidate the two actions and to appoint lead plaintiffs.  The motion has not yet been decided.

The allegations in both complaints are substantively identical.  The complaints in both actions allege that we and certain of our executive officers violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making materially false or misleading statements and omissions relating to the development of Xaracoll and/or related requests for regulatory approval. The complaints also allege that the defendant officers violated Section 20(a) of the Exchange Act. While we believe that we have substantial legal and factual defenses to the claims in the class actions and intend to vigorously defend the case, these lawsuits could divert our management’s and board’s attention from other business matters, the outcome of the pending litigation is difficult to predict and quantify, and the defense against the underlying claims will likely be costly. The ultimate resolution of this matter could result in payments of monetary damages or other costs, materially and adversely affect our business, financial condition, results of operations and cash flows, or adversely affect our reputation, and consequently, could negatively impact the price of our ordinary shares.

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

Note 13.  Equity

Number	Mach 31, 2017	December 31, 2016
Authorized number of shares:
Ordinary shares at $0.01 nominal value	1,000,000,000	1,000,000,000
Deferred shares at $0.01 nominal value	25,000,000	25,000,000
Deferred shares at €1.00 nominal value	100,000	100,000
	1,025,100,000	1,025,100,000
Issued, called up and fully paid number of shares:
Ordinary shares at $0.01 nominal value	29,789,934	29,748,239
Deferred shares at €1.00 nominal value	25,000	25,000
	29,814,934	29,773,239

Note 14. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $12.7 million and $23.1 million in the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, the Company had cash and cash equivalent of $7.2 million.

The Company anticipates that expenditures during the next twelve months necessary to advance its current operations, including plans to conduct further studies to enable it to submit a revised NDA for XaraColl and to develop and commercialize CollaGUARD, will be greater than the amount of its current cash and cash equivalents. This assessment is based on current estimates and assumptions regarding clinical programs and business needs. The Company’s working capital requirements could vary depending on a variety of circumstances, including, for example, if it is required to conduct additional tests not currently contemplated. These matters, among others, raise substantial doubt about its ability to continue as a going concern. Based on the foregoing, the Company currently does not have sufficient working capital to meet its needs through the next twelve months, unless it can successfully obtain additional funding through debt, equity or licensing transactions.

As discussed in Note 1, Gurnet Point entered into the GP Term Loan with the Company pursuant to which Gurnet Point will provide the Company with a term loan in the aggregate principal amount of up to $10 million which, in management’s opinion, will enable the Company to settle its obligations as they become due and to pursue the submission of a revised NDA for Xaracoll.

The Company’s plans to continue as a going concern are currently contingent on its ability to successfully close the Acquisition with Gurnet Point or an alternative transaction with a third party. If the Company does not close the Acquisition or an alternative transaction with a third party on or before December 31, 2017, the Company will be obligated to repay the GP Term Loan on December 31, 2017. In order to repay the GP Term Loan, the Company will be required to first satisfy its obligations to the EIB under the Finance Contract (described in Note 9) unless the Company is able to satisfy the Extension Conditions (described in Note 9), which require that the Company raises, prior to December 15, 2017, at least $25 million through one or more equity financings, shareholder loans or from licensing revenue and has at least $25 million in cash on hand at December 30, 2017. If the Extension Conditions are satisfied, the Company may repay the GP Term Loan on December 30, 2017, prior to the repayment of the obligations under the Finance Contract (which obligations would remain outstanding until their current maturity dates), without such repayment constituting an event of default under the Finance Contract.

The Company believes that if it does not close the Acquisition with Gurnet Point or an alternative transaction with a third party on or before December 31, 2017, but the Company is able to achieve the Extension Conditions, the Company will be able to pay its obligations as they become due, and secure a cash runway for XaraColl through its PDUFA date, which the Company expects would be in the latter part of 2018.

There is no guarantee that the Company will be able to successfully consummate the Acquisition with Gurnet Point or satisfy the Extension Conditions and there is no guarantee that the proceeds from the GP Term Loan or any funds raised though the satisfaction of the Extension Conditions will enable the Company to satisfy its goals as set forth herein.

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

Innocoll received a Refusal to File (“RTF”) Letter from the FDA in December 2016 pertaining to the Xaracoll NDA initially submitted on October 31, 2016. In the RTF letter, the FDA indicated among other things, that Xaracoll should be characterized as a drug/device combination, which would require that the Company submit additional information. During the Type A meeting, representatives of the FDA, after reviewing information provided by Innocoll to address matters raised in the RTF letter, provided guidance which was confirmed in the formal FDA meeting minutes. The minutes serve as the official record of the FDA response to the Company’s proposal to address certain issues raised in the RTF by conducting an additional short-term pharmacokinetic study and several short-term non-clinical toxicology and biocompatibility studies. Management believes, if adequately financed and successful, such studies may be completed in time for a resubmission of the NDA at the end of 2017.

Note 15.  Subsequent events

There have been no significant post balance sheet events, except as discussed more fully in Note 1, with respect to the proposed transaction with Gurnet Point and Gurnet Bidco, the GP Term Loan and EIB’s entry into the Intercreditor Deed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

•	our ability to successfully consummate the transactions with Gurnet Point, Gurnet Bidco and their affiliates;

•	our ability to raise not less than $25 million prior to December15, 2017 to avoid an obligation to repay the EIB Loan on December 31, 2017, as contemplated by the subordination agreement we entered into with EIB and Gurnet Point in furtherance of the GP Term Loan;

•	our ability to repay the GP Term Loan when it becomes due;

•	our plans to develop and manufacture XaraColl and our other product candidates;

•	the results of clinical trials and non-clinical studies, including new studies that may be required by the U.S. Food and Drug Administration, for XaraColl and our other product candidates;

•	the timing of, and our ability to obtain, regulatory approval of XaraColl and our other product candidates;

•	our ability to submit a revised New Drug Application for XaraColl in a timely manner;

•	our ability to identify additional financing to allow us to continue our operations and pursue our product development programs;

•	the timing of our anticipated launches of XaraColl and our other product candidates;

•	the rate and degree of market acceptance of XaraColl and our other product candidates;

•	the size and growth of the potential markets for XaraColl and our other product candidates and our ability to serve those markets;

•	the regulatory framework and approval process we may become subject to in the event the FDA classifies XaraColl or any other of our products as a drug/device combination;

•	our manufacturing and marketing capabilities;

•	the timing of, and our ability to obtain, regulatory approvals for the expansion of our manufacturing facility;

•	regulatory developments in the United States and foreign countries;

•	our ability to obtain and maintain the scope, duration and protection of our intellectual property rights;

•	statements concerning our corporate and tax domiciles and potential changes to them, including potential tax charges;

•	the accuracy of our estimates regarding expenses and capital requirements;

•	fluctuations in interest rates and currency exchange rates;

•	the accuracy of our assessments regarding pending litigation and our ability to successfully defend against any such claims;

•	the loss of key scientific or management personnel; and

•	our ability to continue to satisfy the listing requirements of the NASDAQ Global Market or any other national securities exchange upon which our securities may be listed,

as well as risks detailed under the caption “Risk Factors” in this quarterly report on Form 10-Q and in our other reports filed with the U.S. Securities and Exchange Commission, or the SEC, from time to time hereafter.

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

We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements, other than as required by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three months ended March 31, 2017 and 2016, as well as our financial positions at March 31, 2017 and December 31, 2016, contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2016, including the consolidated financial statements and notes contained therein.

Overview

We are a global, commercial stage, specialty pharmaceutical and medical device company, with late-stage development programs targeting areas of significant unmet medical need. We were incorporated in Delaware under the name Innocoll, Inc. in December 1997 and renamed Innocoll Holdings, Inc. in May 2004. Since 2004, our research and business development has been led and coordinated by our Irish subsidiaries. These Irish entities own our intellectual property and will be subject to Irish corporate tax on their future profits after the utilization of their tax losses. The applicable Irish corporate tax rate is 12.5%. In July 2013, we re-domiciled Innocoll Holdings, Inc. from the United States to Germany pursuant to a contribution-in-kind and share for share exchange into Innocoll GmbH, a German limited liability company, as a result of which Innocoll Holdings, Inc. became Innocoll GmbH’s wholly-owned subsidiary. On July 3, 2014, Innocoll GmbH transformed into a German stock corporation, “Innocoll AG.” Innocoll AG was effectively managed and controlled from Ireland and had, therefore, become tax resident in Ireland under the terms of the Ireland-Germany double tax treaty with effect as of January 1, 2014. On March 16, 2016, Innocoll AG merged with Innocoll Holdings plc, a public limited company formed under Irish law, by way of a European cross-border merger (the “Merger”) with Innocoll Holdings plc being the surviving company. Prior to the Merger, Innocoll Holdings plc was a dormant company with minimal legally required share capital and related debt on the statement of financial position. The Merger effectively resulted in Innocoll Ireland becoming the publicly-traded parent of the Innocoll group of companies carrying on the same business as that conducted by Innocoll Germany prior to the Merger. Accordingly, the consolidated information presented herein refers to Innocoll Holdings, Inc., as the “company,” and with its direct and indirect subsidiaries, collectively, as the “group,” for the period from January 1, 2012 until July 24, 2013 and to Innocoll AG, as the “company,” and with its direct and indirect subsidiaries, collectively, as the “group,” for the period from July 25, 2013 until March 15, 2016 and to Innocoll Holdings plc, as the “company”, and with its direct and indirect subsidiaries, collectively, as the “group”, for the beginning March 16, 2016 and thereafter. Except where indicated to the contrary, or the context suggests otherwise, all share and per share information: (i) not presented in the financial statements or financial statement data refers to ordinary shares of Innocoll Holdings plc, and (ii) included in the financial statements and financial statement data for Innocoll AG refers to ordinary shares of Innocoll Germany prior to the Merger. Innocoll Ireland, together with its direct and indirect wholly owned subsidiaries as of the time relevant to the applicable reference, are collectively referred to as the Innocoll Group. Innocoll and its current direct and indirect wholly owned subsidiaries are collectively referred to as “we,” “us,” “our,” “Innocoll” or the “Company.”

As of March 31, 2017, we had four marketed products: (i) CollaGUARD, which utilizes our CollaFilm® technology, a transparent, bioresorbable collagen film for the prevention of post-operative adhesions in multiple surgical applications, including digestive, colorectal, gynecological and urological surgeries; (ii) Collatamp Gentamicin Surgical Implant, or CollatampG, which utilizes our CollaRx® sponge technology indicated for the treatment or prevention of post-operative infection; (iii) Septocoll®, a bioresorbable, dual-action collagen sponge, indicated for the treatment or prevention of post-operative infection, which we manufacture and supply to Biomet Orthopedics Switzerland GmbH, or Biomet; and (iv) RegenePro, a bioresorbable collagen sponge for dental applications which we manufacture and supply to Biomet 3i.

On May 25, 2016, Innocoll announced that two placebo-controlled Phase 3 pivotal studies evaluating XARACOLL® (bupivacaine-collagen bioresorbable implant), our product candidate for the treatment of postsurgical pain, each achieved the primary endpoint as a postoperative pain relief treatment immediately following open abdominal hernia repair. XARACOLL showed consistency across both studies in treatment effect for pain reduction and opioid reduction. The primary efficacy endpoint, the sum of pain intensity over 24 hours (SPI24) comparing XARACOLL to placebo, met statistical significance in both the MATRIX-1 (p=0.0004) and MATRIX-2 (p<0.0001) studies. These highly statistically significant results made XARACOLL the first long-acting, opioid-sparing, local analgesic to meet primary endpoints of Phase 3 clinical trials in hernia repair, a highly painful and commonly performed surgery. A key secondary endpoint in the MATRIX trials was the sum of pain intensity over 48 hours (SPI48). The pooled data of the two MATRIX studies were statistically significant for this endpoint (p=0.0033). MATRIX-2 achieved a statistically significant result (p=0.0270), and MATRIX-1 trended toward, but did not achieve statistical significance (p=0.0568).

On November 2, 2016, Innocoll announced that both COACT-1 and COACT-2 Phase 3 clinical trials of COGENZIA (gentamicin collagen topical matrix) in patients with moderate to severe diabetic foot infections did not meet the primary clinical endpoint of clinical cure versus placebo plus standard of care (systemic antibiotics and wound management) or versus standard of care alone. At the end of the study, while there were trends toward clinical response (clinical cure plus improvement) in the COGENZIA arm and the placebo matrix arm, they did not achieve statistical significance on the primary endpoint of clinical cure. On the same date, Innocoll also announced the submission of a New Drug Application (“NDA”) for XARACOLL (bupivacaine HCl collagen-matrix implant) to the U.S. Food and Drug Administration (FDA) for the treatment of postsurgical pain. The submission was based upon the successful results of the MATRIX trials which showed statistically significant differences in the primary endpoint, the sum of pain intensity in both studies, as well as substantial and statistically significant reductions in opioid use and other secondary endpoints.

On December 29, 2016, Innocoll announced that it received a Refusal to File (“RTF”) letter from the FDA for XARACOLL. Upon preliminary review, the FDA determined that the application, which was submitted in October 2016, was not sufficiently complete to permit a substantive review.  In the Refusal to File letter, the FDA indicated among other things, that XARACOLL should be characterized as a drug/device combination, which would require that we submit additional information. Later, on March 29, 2017 we announced receipt of formal Type A Meeting minutes from the FDA relating to our NDA for XARACOLL. The minutes, which serve as the official record of the FDA, confirmed Innocoll’s proposal to address certain issues raised in the RTF by conducting an additional short-term Pharmacokinetic study and several short-term non-clinical toxicology and biocompatibility studies. Innocoll believes, if adequately financed and successful, such studies may be completed in time for a resubmission of the NDA at the end of 2017. Data from these studies, along with additional manufacturing information required to address the new combination product designation and other chemistry, manufacturing and controls (CMC) issues, are expected to be included in the resubmission. The acceptability of this data and other data that was shared with the FDA prior to the Type-A meeting will be evaluated by the FDA during its review of the resubmission. Thereafter, Innocoll began exploring strategic options to maximize value for its shareholders.

On April 4, 2017, we and Gurnet Point L.P., a Delaware limited partnership acting through its general partner Waypoint International GP LLC (“Gurnet Point”), issued an announcement (the “Rule 2.5 Announcement”) in accordance with Rule 2.5 of the Irish Takeover Panel Act 1997, Takeover Rules 2013 (the “Irish Takeover Rules”), setting forth the terms of the recommended acquisition of our entire issued and to be issued share capital (the “Acquisition”) by Lough Ree Technologies Limited, an Irish private limited company and wholly-owned subsidiary of Gurnet Point (“Gurnet Bidco”), by means of a scheme of arrangement (the “Scheme”) under Chapter 1 of Part 9 of the Irish Companies Act of 2014 (the “Companies Act”).

For each of our ordinary shares (the “Company Shares”), Gurnet Bidco will pay: (a) $1.75 in cash and (b) a contingent value right (each, a “CVR”) to be issued by Gurnet Bidco on the terms and conditions set forth in a contingent value rights agreement to be entered into between Gurnet Bidco and an as of yet unidentified third party, as rights agent (the “Rights Agent”) in connection with the completion of the Acquisition (the “CVR Agreement”), which will represent the contractual right to receive additional payments in cash up to a maximum aggregate amount of $4.90 per CVR, contingent upon our achievement of certain milestones as described below, in each case without any interest thereon and subject to any required tax withholdings (the “Consideration”).

In connection with the Scheme, we, Gurnet Bidco and Gurnet Point entered into a Transaction Agreement on April 4, 2017 (the “Transaction Agreement”), which governs the parties’ relationship during the period until the Scheme becomes effective, lapses or is withdrawn and which contains certain obligations of the parties with respect to the implementation of the Scheme and the conduct of our business up to the time at which the Scheme becomes effective in accordance with its terms (the “Effective Time”).

The Transaction Agreement provides that proposals will be made (a) to the holders of outstanding restricted stock units (“RSUs”) to the effect that all vested and unvested RSUs outstanding immediately prior to the Effective Time will be canceled as of immediately prior to the Effective Time and the holders thereof will receive the Consideration for each Company Share underlying such RSUs and (b) to the holders of restricted Company Shares to the effect that all such restricted Company Shares will be cancelled as of the Effective Time and that the holders thereof will have the right to receive the Consideration for each cancelled restricted Company Share. The Transaction Agreement further provides that proposals will be made to the holders of all outstanding stock options to the effect that, to the extent that such stock options are outstanding and are not exercised prior to the Effective Time, such options will either be cancelled for no consideration in accordance with their terms or will (if the terms thereof do not permit or provide for cancellation) remain outstanding until their expiration. In the event any such stock options are exercised after the Effective Time, the Company Shares issued upon exercise thereof will be subject to acquisition by Gurnet Bidco (at Gurnet Bidco’s sole election) for the same or equivalent consideration as the Consideration.

On April 4, 2017, the Company and Gurnet Point issued the Rule 2.5 Announcement as required under Irish law and we and Gurnet Point issued a joint press release announcing that an agreement was made on the terms of a recommended Acquisition pursuant to the Scheme. As a result of the Acquisition, we will become a wholly-owned subsidiary of Gurnet Bidco.

In connection with the Acquisition, on May 9, 2017, the Company and Innocoll Pharmaceuticals Limited entered into a Loan and Guaranty Agreement (the “GP Term Loan Agreement”) with Gurnet Point. Pursuant to the GP Term Loan Agreement, upon the agreed upon drawdown date, Gurnet Point or its Affiliate (the “Lender”) will loan the Borrower an aggregate principal amount of up to $10 million (the “GP Term Loan”).

On May 5, 2017, in order to obtain the consent of EIB to enter into the GP Term Loan Agreement, (i) the Company, the Borrower and the EIB entered into an Amendment and Waiver Agreement to modify certain terms of the Finance Contract (the “Amendment Agreement”) and (ii) the Company, the Lender, the Borrower and the EIB entered into an Intercreditor Deed. The Amendment Agreement permits the entry into the GP Term Loan Agreement and modifies certain terms of the Finance Contract, including the maturity date of the Finance Contract under the occurrence of certain events. See Capital Resources and Liquidity for a more complete description of the GP Term Loan and the modifications to the Finance Contract.

From 2004 to March 2017, we incurred accumulated operating losses of $235.8 million, including a total of $122.5 million spent on research and development in relation to our products and product candidates. We do not expect that our currently marketed products alone will generate revenue that is sufficient for us to achieve profitability because we expect to continue to incur significant expenses as we advance the development of XaraColl and our other product candidates, seek FDA and other regulatory approval for our product candidates that successfully complete clinical trials and develop our commercialization capabilities to prepare for the launch of our product candidates. We also expect to incur additional expenses expanding our operational, financial and management information systems and personnel, including personnel to support our product development efforts and our obligations as a public reporting company. For us to become and remain profitable, we believe that we must succeed in financing through a cash positive position and commercializing XaraColl, or other product candidates.

Foreign Exchange

A substantial portion of our net sales is denominated in Euros. As a result, changes in the relative values of U.S. Dollars and Euros affect our reported levels of net sales and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, decreases in the value of the U.S. Dollar relative to the value of the Euro positively impact our levels of revenue and profitability because the translation of a certain number of Euros into U.S. Dollars for financial reporting purposes will represent more U.S. Dollars than it would have prior to the relative decrease in the value of the U.S. Dollar. Conversely, a decline in the value of the Euro will result in a lower number of U.S. Dollars for financial reporting purposes.

During the three months ended March 31, 2017, we conducted business in several foreign currencies. The following table provides the average exchange rate for the three months ended March 31, 2017 and the year ended December 31, 2016 of the U.S. Dollar against the foreign currency in which we conduct the largest portion of our operations.

Currency	Average exchange rate of the U.S. Dollar in the three months ended March 31, 2017	Average exchange rate of the U.S. Dollar in the year ended December 31, 2016
Euro	$1.07 = 1 Euro	$1.11 = 1 Euro

For the three months ended March 31, 2017, approximately 100% of our sales were made, and 60% of our costs were incurred, in Euros.

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

Components of Results of Operations

Revenues

Our revenue is derived primarily from the supply of CollaGUARD, CollatampG and Septocoll, our products manufactured by us and sold by our commercial partners. Supply revenue is derived from a contractual supply price paid to us by our commercial partners. In the case of some of our distribution agreements, including for the sale of CollatampG, the supply price is a contractually agreed percentage of the net sales price received by our distribution partner, which is net of discounts, returns, and allowances incurred.

The following table sets forth a summary of our revenues by product for the three months ended March 31, 2017 and 2016, respectively. The reasons for the decrease in revenues in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, are more fully described in “—Results of Operations”:

	Three Months Ended March 31,		Increase/	%Increase/
	2017	2016	(Decrease)	(Decrease)
	(USD in thousands)
CollaGUARD	$4	$6	$(2)	(33.3)%
CollatampG	941	1,167	(226)	(19.4)%
Septocoll	262	226	36	15.9%
Other	-	161	(161)	(100)%
Total	$1,207	$1,560	$(353)	(22.6)%

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

Research and Development Expenses

Our research and development expenses consist of expenses incurred in developing, testing, manufacturing and seeking regulatory approval of our product candidates. Clinical trial expenses for our product candidates are a significant component of our research and development expenses. Product candidates in late-stage clinical development, such as XaraColl, Cogenzia and CollaGUARD, generally have higher research and development expenses than those in earlier stages of development, primarily due to the increased size and duration of the clinical trials. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including share-based compensation, for personnel serving in our executive, finance, business development, clinical and regulatory and administrative functions. Our general and administrative expenses also include facility and related costs not included in research and development expenses and cost of revenues, professional fees for legal, consulting, tax and accounting services, insurance, depreciation and general corporate expenses. This has also included expenses associated with our redomicile from Germany to Ireland.

Other Income/(Expense)

Other income/(expense) consists of fair value gains/(losses) on warrants outstanding and foreign exchange gains.

Loss per Share

The weighted-average number of Innocoll Holdings plc ordinary shares outstanding (denominator – basic) was 29,758,894 at March 31, 2017 and 23,661,908 at March 31, 2016. The weighted-average number of ordinary shares of Innocoll Holdings plc outstanding during the period and for all periods presented is adjusted for events, other than the conversion of potential ordinary shares of Innocoll Holdings plc, that have resulted in a change of the number of ordinary shares of Innocoll Holdings plc outstanding without a corresponding change in resources.

	For the three months ended March 31,
	2017	2016

Numerator:
Net loss - basic & diluted	$(12,688)	$(23,054)
Denominator - number of shares:
Weighted-average shares outstanding - basic & diluted	29,758,894	23,661,908
Loss per share:
Basic & diluted	$(0.43)	$(0.97)

The basic & diluted loss per share of Innocoll Holdings plc for the three months ended March 31, 2017 was ($0.43) as compared to ($0.97) for the three months ended March 31, 2016. For the purpose of calculating diluted loss per share for the three month periods ended March 31, 2017 and March 31, 2016, the potentially exercisable instruments in issue would have the effect of being antidilutive and, as such, the diluted loss per share is the same as the basic loss per share for those periods.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Increase/	%Increase/
	2017	2016	(Decrease)	(Decrease)
		(in thousands)
Revenue	$1,207	$1,560	$(353)	(22.6)%
Cost of sales	(2,706)	(1,711)	995	58.2%
Research and development expenses	(1,317)	(14,969)	(13,652)	(91.2)%
General and administrative expenses	(8,402)	(7,385)	1,017	13.8%
Loss on disposal of property, plant & equipment expense	(1)	-	1	100.0%
Interest income	7	10	(3)	(30.0)%
Interest expense	(703)	(429)	274	63.9%
Other expense	(700)	(299)	401	134.1%

Revenue. Revenues for the three months ended March 31, 2017 were 22.6% lower at $1.2 million, compared to $1.6 million for three months ended March 31, 2016. This decrease was primarily due to a decrease in sales to EUSA Pharma of CollatampG. We also received a license fee for RegenePro in the three months ended March 31, 2016.

Cost of Sales. Cost of sales of $2.7 million for the three months ended March 31, 2017 increased by $1.0 million, or 58.2%, compared to $1.7 million for the three months ended March 31, 2016. Gross margins from supply revenue were (124)% and (10)% for the three months ended March 31, 2017 and March 31, 2016, respectively. All overhead costs associated with operating our manufacturing facility are included in the standard cost of our products as indirect costs and charged to cost of sales based on sales volume. Excluding such indirect costs, gross margins from supply revenue were (73.7)% and 37.8% for the three months ended March 31, 2017 and 2016, respectively.

Research and Development (R&D) Expenses. R&D expenses were $1.3 million for three months ended March 31, 2017 as compared to $15.0 million for three months ended March 31, 2016, a 91.2% decrease. R&D expenses in each period consisted of external clinical research costs as well as costs of internal research and development personnel and internal laboratory costs at our Saal, Germany facility. In the three months ended March 31, 2017, external clinical research costs were $0.7 million compared to $14.0 million in external clinical research costs in the three months ended March 31, 2016. The decrease was primarily because substantially all of Phase 3 clinical trials for Cogenzia and Xaracoll occurred from the fourth quarter of 2014 to the fourth quarter of 2016. From January 1, 2004 through March 31, 2017, we incurred research and development expenses of $122.5 million net of contributions and collaboration agreements with third parties.

General and Administrative (G&A) Expenses. G&A expenses were $8.4 million for the three months ended March 31, 2017, as compared to $7.4 million for the three months ended March 31, 2016, an increase of 13.8%. G&A expenses in the three months ended March 31, 2017 included $2.5 million in non-cash charges for share-based compensation, compared to $1.9 million of such charges in the corresponding period in 2016. Excluding such charges for share-based compensation, G&A expenses were $5.9 million for the three months ended March 31, 2017, as compared to $5.5 million for the three months ended March 31, 2016. The increase in G&A, excluding share-based compensation, was primarily due to one off expenses including $2.3 million related to the proposed Acquisition pursuant to the Transaction agreement in the three months ended March 31, 2017 partially offset by $2.2 million related to the Company’s redomicile from Germany to Ireland in the three months ended March 31, 2016.

Interest Expense. Interest expense was $0.7 million in the three months ended March 31, 2017 compared to $0.4 million in the three months ended March 31, 2016, a 63.9% increase. Interest expense in the three months ended March 31, 2017 and 2016 consisted primarily of non-cash interest charges.

Other expense. Other expense was $0.7 million in the three months ended March 31, 2017 compared to $0.3 million in the three months ended March 31, 2016, a 134.1% increase. Other expense in the three months ended March 31, 2017 consisted primarily of fair value loss on warrants outstanding and foreign exchange losses. Other expense in the three months ended March 31, 2016 consisted primarily of foreign exchange losses partially offset by fair value gain on warrants outstanding.

Liquidity and Capital Resources

Since 2004, we have devoted a substantial portion of our cash resources to research and development and general and administrative activities primarily related to the development of our products, including XaraColl, Cogenzia and CollaGUARD. We have financed our operations primarily with the proceeds of the sale of preferred shares and convertible notes, supply revenue and collaborative licensing and development revenue, our initial public offering in 2014, our April 2015 and June 2016 follow-on public offerings as well as a €25 million loan from the EIB. We may not be able to generate revenues from the sale of XaraColl until the end of 2018, if at all. We have incurred losses and generated negative cash flows from operations since 2004. As of March 31, 2017, we had an accumulated deficit of $235.8 million and cash and cash equivalents of $7.2 million. As of March 31, 2017, Innocoll Pharmaceuticals Ltd. had Irish tax losses of $187.4 million which can be carried forward to shelter future Irish trading profits indefinitely. There is no limitation on the use of losses in any particular year (i.e. no minimum tax payment rule). Irish law imposes certain limitations on the application of net operating loss carryforwards and no assurance can be given that these tax losses will be available to their full extent in the future.

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
		(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(7,623)	$(17,579)
Investing activities	(989)	(2,415)
Financing activities	3	3
Effect of foreign exchange rate changes	44	548
Net decrease in cash and cash equivalents	(8,565)	(19,443)

Operating Capital and Capital Expenditure Requirements for the Next 12 Months

As of March 31, 2017, we had an accumulated deficit of $235.8 million and cash and cash equivalents of $7.2 million. We anticipate that expenditures during the next twelve months necessary to advance our current operations, including plans to conduct further studies to enable us to submit a revised NDA for XaraColl and to develop and commercialize CollaGUARD, will be greater than the amount of our current cash and cash equivalents. This assessment is based on current estimates and assumptions regarding our clinical programs and business needs. Our working capital requirements could vary depending on a variety of circumstances, including, for example, if we are required to conduct additional tests not currently contemplated. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient working capital to meet our needs through the next 12 months, unless we can successfully obtain additional funding through debt or equity transactions.

The Company’s plans to continue as a going concern are currently contingent on its ability to successfully close the Acquisition with Gurnet Point or an alternative transaction with a third party. If the Company does not close the Acquisition or an alternative transaction with a third party on or before December 31, 2017, the Company will be obligated to repay the GP Term Loan on December 31, 2017. In order to repay the GP Term Loan, the Company will be required to first satisfy its obligations to the EIB under the Finance Contract (described in Note 9) unless the Company is able to satisfy the Extension Conditions (described in Note 9), which require that the Company raises, prior to December 15, 2017, at least $25 million through one or more equity financings, shareholder loans or from licensing revenue and has at least $25 million in cash on hand at December 30, 2017. If the Extension Conditions are satisfied, the Company may repay the GP Term Loan on December 30, 2017, prior to the repayment of the obligations under the Finance Contract (which obligations would remain outstanding until their current maturity dates), without such repayment constituting an event of default under the Finance Contract.

The Company believes that if it does not close the Acquisition with Gurnet Point or an alternative transaction with a third party on or before December 31, 2017, but the Company is able to achieve the Extension Conditions, the Company will be able to pay its obligations as they become due, and secure a cash runway for XaraColl through its PDUFA date, which the Company expects would be in the latter part of 2018. There is no guarantee that the Company will be able to successfully consummate the Acquisition with Gurnet Point or satisfy the Extension Conditions and there is no guarantee that the proceeds from the GP Term Loan or any funds raised though the satisfaction of the Extension Conditions will enable the Company to satisfy its goals as set forth herein. Our ability to successfully raise sufficient funds through the sale of equity securities or the identification of strategic alliances, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. In addition, to the extent that we might seek to raise capital through the identification of strategic alliances, we may be required to license or transfer rights to our technologies to other parties that we might otherwise desire to retain.

Operating Activities

For the three months ended March 31, 2017 and 2016, our net cash used in operating activities was $7.6 million and $17.6 million, respectively. The decrease in net cash used in operating activities in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 resulted primarily from a decrease in research & development expenses, together with a decrease in prepaid expenses and a decrease in inventories.

Investing Activities

For the three months ended March 31, 2017 and 2016, our net cash used in investing activities was $1.0 million and $2.4 million, respectively. The net cash used in investing activities for the three months ended March 31, 2017 and 2016 was primarily for the purchases of plant and machinery at our Saal, Germany facility.

Financing Activities

Our net cash provided by financing activities was immaterial for the three months ended March 31, 2017 and 2016.

Assumption of 2014 Option Agreement

In January 2014, Innocoll Germany’s predecessor, Innocoll GmbH, entered into an option agreement, as amended on March 20, 2014 with its then-existing shareholders, including certain officers, directors and affiliates in their capacity as shareholders. The option agreement covers all options issued by Innocoll GmbH in connection with its re-domicile and a 2013 equity financing. Pursuant to the 2014 Option Agreement, these shareholders and

Kinabalu Financial Products L.L.P. received the right, at any time and from time to time, to purchase up to an aggregate of 205,199 shares of Innocoll GmbH in the aggregate, with an exercise price of  €100 per share (subject to adjustment) and a contractual life of 10 years. In connection with Innocoll Germany’s transformation into a stock corporation, all options under the original 2014 option agreement were cancelled and replaced by a new option agreement on substantially similar terms pursuant to which beneficiaries were entitled to purchase up to 205,199 ordinary shares of Innocoll AG in the aggregate at the same initial exercise price of  €100 per share (as so replaced, the “2014 Option Agreement”), which obligations have been assumed by Innocoll Ireland. The 2014 Option Agreement provides that if we issue or sell or are deemed to have issued or sold any of our ordinary shares without consideration or for a consideration per share less than the exercise price in effect immediately prior to the time of such issue or sale, the exercise price is reduced to a price equal to the price per share at which such shares are issued or sold or deemed issued or sold, subject to certain limited exceptions for share option, share purchase or similar plan or arrangement for the benefit of our or our subsidiaries’ employees, officers, consultants or directors, pre-existing options, securities issued as consideration for any acquisition by the us or our subsidiaries, or securities issued to banks, equipment lessors or other financial institutions, or to real property lessors, pursuant to a debt financing, equipment leasing or real property leasing transaction which is approved by the management board. As a result of the $7.00 per share price of Innocoll’s June 16, 2016 public offering, the exercise price was adjusted to $7.00 per ordinary share of Innocoll, which price is subject to further adjustment if we issue securities at an equivalent value below this price, on which date any unexercised options expire pursuant to the terms of the 2014 Option Agreement, unless our shareholders approve an additional five-year period.

EIB Loan

On March 27, 2015, we approved the execution of the Finance Contract between Innocoll Pharmaceuticals Limited and the European Investment Bank (“EIB”) for a loan of up to $27.6 million.

The loan terms specify that the amounts drawn will be used to finance up to 50% of certain research and development and capital expenditures forecast to be made by us over a three year period from 2015 through 2017. The first $16.3 million of the loan commitment was available to be drawn at any time up to fifteen months from the date of the Finance Contract. The remaining $11.3 million was available to be drawn at any time up to eighteen months from the date of the Finance Contract subject to the delivery of clinical data, certified by our board, confirming to the satisfaction of EIB that the primary clinical endpoints for either Cogenzia or XaraColl Phase 3 trials had been achieved and therefore that it can be concluded the Phase 3 clinical trial had successfully been completed. The loan bears interest at a fixed rate of 12% per annum, compounded annually. There are no cash payments of interest required during the term of the loan, interest on the outstanding loan balance accrues daily, and is payable only on the maturity date or prepayment date of the loan, whichever is earlier. The maturity date of each tranche is three to five years from the draw down date, as may be determined by us in each draw down request. The principal of the loan is payable on the maturity date or the prepayment date, whichever is earlier. Where a prepayment is made by us will incur a prepayment indemnity of 1%, 0.75%, 0.5% or 0.25% of the principal amount to be repaid within one year, two years, three years or four years from date of drawdown, respectively. There is no prepayment indemnity for prepayment after the fourth year.

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

The security on the Finance Contract includes a guarantee from us on 100% of the outstanding principal, interest, expense, commission, indemnity and other sum owed by our subsidiary, Innocoll Pharmaceuticals Limited, together with a fixed charge over all the shares in Innocoll Pharmaceuticals Limited and a floating charge over all the assets of Innocoll Pharmaceuticals Limited. As of March 31, 2017, no violations of the covenants had occurred.

Gurnet Loan

In connection with the Acquisition, on May 9, 2017, we and our wholly-owned subsidiary, Innocoll Pharmaceuticals Limited, an Irish private limited company (the “Borrower”) entered into a Loan and Guaranty Agreement (the “Loan Agreement”) with the parent of Gurnet Bidco, Gurnet Point. acting through its general partner Waypoint International GP LLC. Gurnet Point may nominate any affiliate of Gurnet Point from time to time to replace it as lender under the Loan Agreement (Gurnet Point or any such replacement, the “Lender”). Pursuant to the Loan Agreement, upon the agreed upon drawdown date, the Lender will loan the Borrower an aggregate principal amount of Ten Million Dollars (the “GP Term Loan”).

Under the terms of the Loan Agreement, the Loan will bear interest at a rate of 15% per annum. The principal amount of the Loan will be due and payable on December 31, 2017 (the “Non-Acquisition Term Loan Maturity Date”) (provided, that, if the Acquisition has occurred prior to such date, such date shall be automatically extended to the date that is 15 days after the maturity date of that certain Finance Contract, dated as of March 27, 2015 (the “Existing Facility”), by and among the Borrower, the Company and EIB (the “Acquisition Term Loan Maturity Date” and together with the Non-Acquisition Term Loan Maturity Date, each a “Term Loan Maturity Date”)). Subject to certain exceptions, the GP Term Loan will be accelerated to become immediately due if we consummate certain alternative change in control proposals (other than the Acquisition) prior to the Non-Acquisition Term Loan Maturity Date.

We may prepay the principal amount and accrued interest of the GP Term Loan at any time and from time to time. However, if we voluntarily prepay the loan (i) on or prior to July 31, 2017, we will be required to pay a prepayment premium equal to 10% of the amount of the GP Term Loan being repaid and (ii) on August 1, 2017 and thereafter until (but not including) the Non-Acquisition Term Loan Maturity Date, 5% of the amount of the GP Term Loan being repaid. If we are required to prepay the loan pursuant to a mandatory prepayment (or if the commitments are terminated) (i) on or prior to July 31, 2017, we will be required to pay a premium equal to $1,000,000 and (ii) on August 1, 2017 and thereafter until (but not including) the Non-Acquisition Term Loan Maturity Date, $500,000 (provided that such fees shall be reduced by any additional fee paid by us in connection with a voluntary prepayment).

Repayment of the GP Term Loan will secured by a security interest in favor of the Lender in all of the assets of the Borrower and negative pledge with respect to all of our assets. The security interest in favor of the Lender is subject and subordinate to an existing first priority security interest in favor of EIB, the Borrower’s existing lender. The security interests in favor of the Lender will be evidenced by the terms of an Equitable Charge over Shares between us and the Lender (the “Equitable Charge) and a Debenture between the Borrower and the Lender (the “Debenture”), each of which will be executed in connection with the GP Term Loan.

The Loan Agreement and ancillary documents include certain affirmative covenants, including minimum worth of the Borrower, compliance with laws, maintenance of insurance, maintenance of assets, timely payment of taxes, notice of adverse events and other covenants typical for a loan of this nature. The Loan Agreement and ancillary documents include certain negative covenants, including limitations on liens on, and disposals of, assets of us and the Borrower, expenditure, acquisitions, indebtedness, guarantees, investments, hedging, change of business, merger and other covenants typical for a loan of this nature. The Loan Agreement and ancillary documents also include certain events of default, including payment defaults, defaults upon failure to perform or observe terms, covenants or agreements included in the Loan Agreement and ancillary documents, insolvency and bankruptcy defaults and dissolution and liquidation defaults and other events of default typical for a loan of this nature.

Upon entry into the Loan Agreement, we granted to Gurnet Bidco a warrant (the “Warrant”) to subscribe for up to 5% of the outstanding share capital of Innocoll as of December 31, 2017 for an exercise price of $0.01 per share. The Warrant will be exercisable if the loan is not repaid in full by December 31, 2017.

Modification of EIB Loan

On May 5, 2017, in order to obtain the consent of EIB to enter into the Loan Agreement and to be able to issue the Equitable Charge and the Debenture (i) we, the Borrower and the EIB entered into an Amendment and Waiver Agreement to modify certain terms of the Existing Facility (the “Amendment Agreement”) and (ii) we, the Lender, the Borrower and the EIB entered into an Intercreditor Deed (the “Intercreditor Deed”). The Amendment Agreement permits the entry into the Loan Agreement and modifies certain terms of the Existing Facility, including the maturity date of the Existing Facility under the occurrence of certain events.

Pursuant to the terms of the Intercreditor Deed, payment of the interest and principal on the GP Term Loan and the security interests granted to the Lender pursuant to the ancillary agreements are subject and subordinate to the rights of EIB. Under the terms of the Intercreditor Deed, the Lender may not move to collect on the our assets or those of our subsidiaries, or obtain payment on the GP Term Loan prior to satisfaction in full of all obligations under the Existing Facility unless certain conditions are met.

Subject to the prior condition that we raise, prior to December 15, 2017, at least $25 million through one or more equity financings, shareholder loans or from licensing revenue and have at least $25 million in cash on hand at December 30, 2017 (referred to as the “Extension Conditions”), the Intercreditor Deed provides that we may repay the GP Term Loan on December 30, 2017, prior to the repayment of the obligations under the Existing Facility, without such repayment constituting an event of default under the Existing Facility.

The Amendment Agreement further provides that, if on December 31, 2017, the Acquisition has not been effected and the Extension Conditions have not been achieved, that EIB has the right to demand repayment of all of the obligations outstanding under the Existing Facility on or after December 31, 2017 instead of having to wait until the existing maturity on the outstanding obligations.

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

Future Capital Requirements

As of March 31, 2017, we had an accumulated deficit of $235.8 million and cash and cash equivalents of $7.2 million. We anticipate that expenditures during the next twelve months necessary to advance our current operations, including plans to conduct further studies to enable us to submit a revised NDA for XaraColl and to develop and commercialize CollaGUARD will be greater than the amount of our current cash and cash equivalents. This assessment is based on current estimates and assumptions regarding our clinical programs and business needs. Our working capital requirements could vary depending on a variety of circumstances, including, for example, if we are required to conduct additional tests not currently contemplated. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, we currently do not have sufficient working capital to meet our needs through the next 12 months, unless we can successfully obtain additional funding through debt or equity transactions. Our ability to successfully raise sufficient funds through the sale of equity securities or the identification of strategic alliances, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. In addition, to the extent that we might seek to raise capital through the identification of strategic alliances, we may be required to license or transfer rights to our technologies to other parties that we might otherwise desire to retain.

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

To the extent that our capital resources are insufficient to meet our future operating and capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. Please see “Operating Capital and Capital Expenditure Requirements for the Next 12 Months.”

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations

 There were no material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Critical Accounting Policies and Use of Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with revenue recognition, share-based payments, valuation of financial instruments, taxation, allowance for slow-moving and obsolete inventory, trade receivables and contingencies have the greatest potential impact on our unaudited condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

JOBS Act Accounting Election

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

We may choose to take advantage of some or all of the available exemptions and have taken advantage of some of these exemptions in this quarterly report. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold shares. We do not know if some investors will find our ordinary shares less attractive as a result of our utilization of these or other exemptions. The result may be a less active trading market for our ordinary shares and increased volatility in the price of our ordinary shares.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Liquidity risk

We have been dependent on our shareholders to fund our operations. As described in Note 14 of our financial statements, our ability to continue as a going concern is dependent on our ability to raise additional finance by way of debt and/or equity offerings to enable us to fund our clinical trial programs.

Currency risk

We are subject to currency risk, as our income and expenditures are denominated in U.S. dollar and euro. As such we are exposed to exchange rate fluctuations between the U.S. dollar and the euro. We aim to match foreign currency cash inflows with foreign cash outflows where possible. We do not hedge this exposure. A 10% movement in the U.S. dollar versus euro exchange rate at March 31, 2017 would have the effect of increasing/decreasing net liabilities by approximately $0.1 million. As we incur clinical trial expenses in the United States in U.S. dollars, raise funds through licensing and collaboration revenue in U.S. dollars and commence sales of our products in the United States, we expect to have significant increases in cash balances, revenues and research and development costs denominated in U.S. dollars, while the majority of our cost of sales and operating costs are expected to remain denominated in euro. Accordingly, our exposure to exchange rates between the U.S. dollar and the euro has increased significantly commencing in 2014 compared to 2013. Between January 2014 and March 31, 2017, the exchange rate between the U.S. dollar and the euro ranged between $1.039 per euro and $1.392 per euro.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Our management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2017. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We and certain of our executive officers have been named as defendants in a securities class action lawsuit initially filed in the United States District Court for the Eastern District of Pennsylvania on January 24, 2017, captioned Anthony Pepicelli v. Innocoll Holdings Public Limited Company, Anthony P. Zook, Jose Carmona and Lesley Russel, civil action no. 2:17-cv-00341-GEKP. We and certain of our executive officers also have been named as defendants in a securities class action lawsuit initially filed in the United States District Court for the Eastern District of Pennsylvania on February 16, 2017, captioned Jianmin Huang v. Innocoll Holdings Public Limited Company, Anthony P. Zook, Jose Carmona and Lesley Russel, civil action no. 2:17-cv-00740-GEKP. The plaintiffs in Pepicelli requested that defendants waive service of process pursuant to federal Rule 4, and defendants have done so.  No attempt has been made to serve in Huang and no request for waiver of service has been mailed.  All plaintiffs have joined in an unopposed motion to consolidate the two actions and to appoint lead plaintiffs.  The motion has not yet been decided.

The allegations in both complaints are substantively identical.  The complaints in both actions allege that we and certain of our executive officers violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making materially false or misleading statements and omissions relating to the development of Xaracoll and/or related requests for regulatory approval. The complaints also allege that the defendant officers violated Section 20(a) of the Exchange Act. While we believe that we have substantial legal and factual defenses to the claims in the class actions and intend to vigorously defend the case, these lawsuits could divert our management’s and board’s attention from other business matters, the outcome of the pending litigation is difficult to predict and quantify, and the defense against the underlying claims will likely be costly. The ultimate resolution of this matter could result in payments of monetary damages or other costs, materially and adversely affect our business, financial condition, results of operations and cash flows, or adversely affect our reputation, and consequently, could negatively impact the price of our ordinary shares.

On May 5, 2017, a purported Innocoll shareholder filed a putative class action against Innocoll and the members of the Innocoll Board that challenges the disclosures made in connection with the Acquisition. The lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania and is styled Michael Rubin v. Innocoll Holdings Public Limited Company, Anthony P. Zook, Jonathan Symonds, Shumeet Banerji, David R. Brennan, A. James Culverwell, Rolf D. Schmidt and Joseph Wiley., civil action no. 2:17-cv-02066-NIQA. The complaint alleges that the proxy statement filed by Innocoll on April 21, 2017 fails to disclose certain allegedly material information in violation of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder. Based on these allegations, the plaintiff seeks to enjoin the forthcoming shareholder votes on the Acquisition and the consummation of the Acquisition or, in the alternative, for rescission of the Acquisition or rescissory damages. The plaintiff also seeks certain costs and fees, including attorneys’ and experts’ fees. Innocoll and the members of the Innocoll Board believe that the claims asserted in the action are without merit and intend to defend against the lawsuit vigorously. Similar cases may also be filed in connection with the Acquisition.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

No.	Description
31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
(101)	The following condensed consolidated financial statements from the Innocoll Holdings plc Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in Extensive Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to consolidated financial statements.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOCOLL HOLDINGS PLC (REGISTRANT)

Dated:	May 10, 2017	/s/ ANTHONY ZOOK Anthony Zook Chief Executive Officer (Principal Executive Officer)

Dated:	May 10, 2017	/s/ JOSE CARMONA Jose Carmona Chief Financial Officer (Principal Financial Officer)

